Form 10QSB
period 1999-09-30
GLOBAL WEB INC
filed 1999-12-22
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999

Commission File Number 0-26999

                                GLOBAL WEB, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                      87-0427550
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

                     11781 South Lone Peak Parkway, No. 110
                               Draper, Utah 84020
                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number
including area code                                  (801)523-1003

                                 Not Applicable
                  Former Address, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.        Yes x          No
                                             ---           ---


As of September 30, 1999, Registrant had 8,564,500 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I
ITEM I - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by Global Web, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of our operations from December 31, 1998, through September 30, 1999, and from January 1, 1999, through September 30, 1999. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

  We have only a limited operating history and past revenue levels may not continue in the future and future operations may generate less revenues than current operations. For the nine month period ended September 30, 1999, we had revenues of $1,778,843 compared to $699,748 for the same period in 1998, for an increase of $1,079,095. During the nine month period we had income (after taxes) of $52,312 compared to $61,557 for a decrease of $9,245. Revenues increased because we are spending additional funds on marketing by sponsoring seminars and using other distributors. Also, we increased our use of telemarketing. We decreased the prices for web sites and management believes that the volume of revenues increased. For the near term management believes that we can maintain or increase sales without additional price decreases. Management believes that the overall trend is a decrease in monthly subscription rates for hosting web sites. To offset this trend we may choose to offer more services at the same subscription rate. Income decreased in spite of a substantial increase in sales because of increased marketing expenses and lower subscription rates for web sites.

   For the three month period ended September 30, 1999, we had revenues of $643,071 compared to revenues of $471,600 for the same period a year earlier for an increase of $171,471 and we had income (after taxes) of $3,916 compared to income (after taxes) of $26,260. For the three month period sales increased $171,461 while profits decreased $22,344. The decrease in profits was caused by increased marketing expenses and other expenses. Revenue increase is attributable to the factors previously discussed. Expenses increased from $442,094 to $637,255 for an increase of $195,161.

 During the nine month period ended September 30, 1999, the contribution to revenues from servicing the mall accounts of StarGate Marketplace was approximately $16,000 compared to $99,000 for the year ended December 31, 1998. We anticipate that the contribution to our revenues from the mall accounts will continue to decrease.

  Total assets as of September 30, 1999, were $381,541 compared to $133,015 as of December 31, 1998. Assets increased because of an increase in accounts receivable of $176,259 and an increase in cash of $48,500. Current liabilities increased from $45,061 as of December 31, 1998 to $221,352 as of September 30, 1999. Accounts payable during the period increased $132,707 because of increased operations. We are dependent upon future sales and maintaining current subscribers to fund operations. Our primary objective is to increase the number of subscribers, profits and revenues. Presently we have approximately 5,600 subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of September 30, 1999, our current ratio was 1.3 compared to 1.8 as of December 31, 1998.

   Expenses increased because sales activities increased, additional new personnel were hired, and costs were incurred in consolidating offices from two offices into one. We also purchased equipment and furniture in the nine months ended September 30, 1999.

  Our financial affairs may be influenced by the Year 2000 issue. The Year 2000 issue exists because computer systems and applications use a two digit date to designate a year. Date sensitive systems may recognize the year 2000 as 1900. We tested our systems and operations for Year 2000 problems. We received information from the public utilities that they are prepared and ready for the year 2000. Assuming that electrical and telephone services are not interrupted we believe that the Year 2000 will not adversely impact our operations, financial position, cash flow or operational results. We received assurances from the manufacturers of our hardware and software that the all is Y2K compliant. We periodically duplicate sensitive information on an independent data storage medium.

   This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to maintain a sufficient revenues to fund and maintain our operations and to meet our cash and working capital needs and to have sufficient revenues to continue operations.

Part II.
Item 1. Legal Proceedings.

         In July 1998 Global Web, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of Laservend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket no Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. The action seeks to recover the value of an asset which it is claimed was taken from LaserVend. Management believes the claims lack merit and intends to vigorously defend the allegations. No assurance can be given that when the matters are adjudicated that the defendants will not be found to have liability and have damages assessed against them individually or collectively including our wholly owned subsidiary.

         In April 1999 in the state courts of Utah we commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between Home Business and us and seeking damages from Appleton for the appropriation of our sensitive and confidential information. Home Business has filed a counterclaim seeking damages from us.

Item 2. Changes in Securities.
   None.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
   None.

Item 5. Other Information.
   None.

Item 6. Exhibits and Reports on Form 8-K.
         A. EXHIBITS
No.   Description

3(i)  Articles of Incorporation-filed on August 11, 1999.
 (ii) Amendments to Articles of Incorporation-filed on August 11,
1999.
 (iii)Bylaws-filed on August 11, 1999.
10  Stock Purchase Agreement-filed on August 11, 1999.
21  Subsidiary of the Registrant-filed on September 24, 1999.
27  Financial Data Summary-filed on December 16, 1999.

    B. Reports on Form 8-K.
    None.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   December 20, 1999
       -----------------

Global Web, Inc.


By s/Brae Burbidge
   ---------------
Brae Burbidge
President and Chief Executive Officer

By s/Brae Burbidge
   ---------------
Brae Burbidge
Chief Financial Officer

                                GLOBAL WEB, INC.

                        Consolidated Financial Statements

                    September 30, 1999 and December 31, 1998

                         GLOBAL WEB, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                        September 30,  December 31,
                                                                            1999           1998
                                                                            ----           ----
CURRENT ASSETS
--------------
     Cash                                                                 $  50,689    $   2,189
     Accounts Receivable (Net of $0 and $0
      allowance for doubtful account)                                       193,003       16,744
     Prepaid Expenses & other                                                65,134       53,235
     Inventory (Note 1)                                                       7,836        7,836
                                                                          ---------    ---------
                                                                            316,662       80,004

PROPERTY PLANT & EQUIPMENT (NOTE 1)                                          64,879       53,011
-----------------------------------                                       ---------    ---------

     TOTAL ASSETS                                                         $ 381,541    $ 133,015
                                                                          =========    =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES
-------------------
     Accounts payable & accrued expenses                                  $ 147,579    $  14,872
     Taxes payable                                                           15,272       10,117
     Income taxes payable (Note 1)                                           25,400        8,726
     Deferred revenue (Note 5)                                               18,604       11,346
     Short term debt                                                         14,497         --
                                                                          ---------    ---------
                                                                            221,352       45,061
LONG TERM LIABILITIES
---------------------
     Lease Payable                                                           20,022         --
                                                                          ---------    ---------
     TOTAL LIABILITIES                                                      241,374       45,061
                                                                          ---------    ---------
CONTINGENCIES (NOTE 6)                                                         --           --
STOCKHOLDERS' EQUITY
--------------------
     Preferred Stock 5,000,000 shares
        authorized, $.001 par value, 0 shares
        outstanding                                                            --           --
     Common Stock 90,000,000 shares
        authorized at $.001 par value;
        8,564,500 and 16,000,000 shares
        issued and outstanding                                                8,565       16,000
     Capital in Excess of Par Value                                         284,982       36,649
     Retained (Deficit) Earnings                                           (153,380)      35,305
                                                                          ---------    ---------
     Total Stockholders' Equity                                             140,167       87,954
                                                                          ---------    ---------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                  $ 381,541    $ 133,015
                                                                          =========    =========

                                      2


   The accompanying notes are an integral part of these finanacial statements

                         GLOBAL WEB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                           Three Months Ended          Nine Months Ended
                             September 30,                September 30,
                             -------------                -------------

                           1999          1998         1999           1998
                           ----          ----         ----           ----
REVENUE
-------

  Internet and
  Seminar Services    $   643,071   $   471,600   $ 1,778,843   $   699,748

EXPENSES
--------

  Selling, General
  administrative          637,255       442,094     1,701,131       630,591
                      -----------   -----------   -----------   -----------

NET INCOME
----------
  Before Taxes        $     5,816   $    29,506   $    77,712   $    69,157

  Taxes (Note 1)            1,900         3,246        25,400         7,600
                      -----------   -----------   -----------   -----------

INCOME (LOSS)         $     3,916   $    26,260   $    52,312   $    61,557
------------          ===========   ===========   ===========   ===========

Income Per Share      $      --     $      --     $       .01            $-
                      ===========   ===========   ===========   ===========

Average Outstanding
  Shares                8,564,500    16,000,000     8,564,500    16,000,000
                      ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these finanacial statements

                         GLOBAL WEB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      Nine Months Ended September 30,
                                      -------------------------------

                                             1999          1998
                                             ----          ----

CASH FLOWS FROM
---------------
   OPERATING ACTIVITIES
   --------------------
     Net Income (Loss)                   $  52,312    $  61,557
     Depreciation                           38,500       23,000
     Change in Accounts Receivable        (176,259)        --
     Change in Accounts Payable            132,707        5,672
     Change in Taxes Payable                21,829        1,484
     Change in Deferred Revenue              7,258       (3,038)
     Change in Prepaid Expenses            (11,899)        --
     Change in inventory                      --           --
                                         ---------    ---------
                                            64,448       88,675

CASH FLOWS FROM INVESTING
-------------------------
   ACTIVITIES
   ----------
     Purchase of Fixed Assets              (50,467)      (6,690)
                                         ---------    ---------
                                           (50,467)      (6,690)

CASH FLOWS FROM FINANCING
-------------------------
   ACTIVITIES
   ----------
     Issuance of common stock for cash        --           --
     Cash from short term debt              14,497         --
     Cash from long term debt               20,022         --
                                         ---------    ---------
                                            34,519         --

INCREASE (DECREASE) IN CASH
---------------------------
   AND CASH EQUIVALENTS                     48,500       81,985
   --------------------

CASH AND CASH EQUIVALENTS
-------------------------
   AT THE BEGINNING OF PERIOD                2,189        2,639
   --------------------------            ---------    ---------

CASH AND CASH EQUIVALENTS
-------------------------
   AT END OF PERIOD                      $  50,689    $  84,624
   ----------------                      =========    =========

CASH PAID DURING PERIOD FOR:
----------------------------
     Interest                            $   1,276    $    --
     Income Taxes                        $   8,825    $    --


   The accompanying notes are an integral part of these finanacial statements

                         Global Web, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company (Global Web, Inc.-Parent) was organized under the laws of the state of Utah on September 6, 1985 as BP 150, Inc. The Company was incorporated for the purpose of investing in a business opportunity. In 1987, the Company changed its name to American Restaurant Management, Inc. and invested in and operated a restaurant franchise. The restaurant enterprise failed in 1989. From that date the Company did not engage in any business until March 1999, when the Company acquired all of the outstanding shares of Global Web, Inc., a Nevada Corporation.

   Global Web, Inc. (Nevada-Subsidiary) was created on August 14, 1997 in the state of Utah. Global Web, Inc.-Subsidiary is in the business of assisting individuals and businesses to design and maintain web sites on the internet. The Company hosts those web sites through its telecommunications and computer equipment that is linked to the internet. The Company also sponsors seminars where individuals and business can learn the general operations of the internet, how to do business on the internet, design and maintain their own web site on the internet, and market their products or provide information through that web site.

   In October 1997, Global Web, Inc.-Subsidiary created and merged with a Nevada subsidiary by the same name. Global Web, Inc.-Subsidiary now is a Nevada corporation with Utah operations.

   Global Web, Inc-Subsidiary corporation was created with two classes of stock:
   45,000,000 shares authorized of common stock and 5,000,000 shares of preferred stock, each with $.001 par value. The preferred stock has the voting rights of one thousand votes per share, but has no preferences or rights as to dividends, redemptions, dissolutions, distributions, conversions, or exchanges.

   At the time of the acquisition the Company (Global Web, Inc-Parent) changed its name to Global Web, Inc. and did a reverse stock split of 1 for 100 shares. After the reverse split was affected, Global Web, Inc.-Parent issued 8,000,000 shares of common stock for all of the outstanding stock of Global Web, Inc.-Subsidiary. The consolidated financial statements for 1998 are the financial statements of the subsidiary operation - Global Web, Inc. (Nevada). The financial statements of 1999 are the combined financial statements of the parent from March 31, 1999 (there was no activity in the parent company) and the subsidiary from January 1, 1999.

   Together the two companies (Parent and Subsidiary) are combined into Global Web, Inc , a consolidated group of corporations known in this report as the Company. The accounting for the acquisition of all the stock of Global Web, Inc. (Nevada) is treated as a "reverse acquisition" whereby the control parties of the acquired corporations (Global Web, Inc. (Nevada)) took control of the parent corporation (Global Web, Inc. (Utah)). At the time of the name change, Global Web, Inc-Parent also affected a change in the capital structure. The capitalization of the Company was changed to common stock authorized 90,000,000 shares, $.001 par value and preferred stock authorized 5,000,000 shares, $.001 par value.

   The accompanying notes are an integral part of these finanacial statements

                         Global Web, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Income (Loss) Per Share
   -----------------------

   The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

   Income Taxes
   ------------

   The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1997.

   Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

   Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1998 and earlier years; accordingly, deferred tax liabilities have not been recognized for any year.

   The Company (Parent) has cumulative net operating loss carryforwards of approximately $160,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryfowards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards have been offset by valuation reserves of the same amount. Accrued income taxes for all years are estimated for the subsidiary operation.

   The Company (parent) has available $160,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued an estimated $25,400 federal and state income taxes for the first nine months of 1999. The taxes accrued from the subsidiary is not offset by any net operating loss carryforward from the parent since such carryforwards are limited and may not be available to offset any future profits of the subsidiary.

   Cash and Cash Equivalents
   -------------------------

   For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with original current maturities less than three months.


   The accompanying notes are an integral part of these finanacial statements

                         Global Web, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Property and Equipment
   ----------------------

      Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized. The Company capitalizes software development costs according to SFAS 86, which requires capitalization of software costs once a product becomes technologically feasible or is considered a significant improvement in existing software used by the Company in the marketing of its services. In the first nine months of 1999, the Company capitalized $25,956 in software development costs and will be amortized when the improved on line web site builder comes on line in the later part of 1999.

   Property and equipment consists of the following:
                                  September 30,  December 31,
                                      1999           1998
                                    Unaudited
                                    ---------    ---------
   Computer Equipment               $  83,330    $  66,289
   Computer Software Costs             25,956         --
   Furniture & Office Equipment        37,523       30,152
                                    ---------    ---------
                                      146,809       96,441
   Less: Accumulated Depreciation     (81,930)     (43,430)
                                    ---------    ---------
                                    $  64,879    $  53,011
                                    =========    =========

   Depreciation is based on the estimated useful life of the asset either on a straight line basis (Furniture & Office Equipment) or declining balance basis (Computer Equipment). Computers are being depreciated over 3 years, while furniture and office equipment are being depreciated over 5 years.

   Depreciation expense for 1998 was $30,650. Depreciation expense for the nine months ended September 30, 1999 was $38,500.

   Inventory
   ---------

   Inventory consists of printed marketing and seminar materials. Inventory is stated at cost.

   Revenue Recognition
   -------------------

   The Company recognizes revenue when the services are performed. Web site hosting fees are assessed and recognized on a monthly basis, web site building fees and seminar revenue is recognized when the services (web site building or seminar attendance) is provided.

NOTE 2 - RELATED PARTY TRANSACTIONS

   During 1997, the shareholders of the Company donated various pieces of furniture and computer equipment for use in the business, The Equipment was valued at cost or their market value, whichever was lower.

   The accompanying notes are an integral part of these finanacial statements

                         Global Web, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.


NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at September 30, 1999 and December 31, 1998 are as follows:

                              September 30, 1999        December  31, 1998
                              ------------------        ------------------
                             Carrying      Fair        Carrying     Fair
                              Amounts     Values        Amounts    Values
                              -------     ------        -------    ------
Cash and Cash Equivalents     $50,689    $50,689        $2,189     $2,189

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and Cash Equivalents
   -------------------------
   The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

NOTE 5 - DEFERRED REVENUE

   The Company provides internet services on a monthly prepaid basis. Deferred revenue represents part of services that have been collected and services to be provided for January 1998 and 1999 and October 1999, respectively.

   The accompanying notes are an integral part of these finanacial statements

                         Global Web, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

NOTE 6 - CONTINGENCIES

      In July 1998, Global Web, Inc. a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in a bankruptcy proceeding of LaserVend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket number Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. The action seeks to recover the value of an asset which it is claimed was taken from LaserVend. Management believes the claims lack merit and intend to vigorously defend the allegations. Even though the attorney representing the Defendants believes that the defense of the litigation will be successful, no assurance can be given that when the matters are adjudicated that the defendants will not be found to have liability and have damages assessed against them individually or collectively including the Company's wholly owned subsidiary.

      In April 1999, the Company in the state courts of Utah commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between Global and Home and seeking damages against Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business has filed a counterclaim seeking damages from Global. Also, in April 1999, Global Web was named as a defendant in an action captioned Hudson Printing Company v. Global Web, Inc. seeking collection. This action was settled on September 14, 1999.

NOTE 7 - INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements for the nine months ended September 30, 1999 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of September 30, 1999. The results of the nine months are not indicative of a full year of operation for the Company.

NOTE 8 - RESEARCH AND DEVELOPMENT COSTS

      In 1997, the Company expended $11,536 in research and development costs in computer software development of its Web Builder program.

   The accompanying notes are an integral part of these finanacial statements