Form 10KSB
period 1999-12-31
GLOBAL WEB INC
filed 2000-03-30
CIK 1028379

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition report under section 13 or 15 (d) of the Securities  Exchange Act
of 1934 for the transition period from        to
                                       ------    -----

Commission file number: 0-26999

                                GLOBAL WEB, INC.
                                ----------------
                 (Name of small business issuer in its charter)

             Utah                                               87-0427550
             ----                                               ----------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                Identification No.

                     11781 South Lone Peak Parkway, No. 110
                     --------------------------------------
                               Draper, Utah 84020
                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:(801)523-1003
                                                   -------------
Securities registered pursuant to Section 12(b) of the Act: None Title of each class registered: N/A.
Name of each exchange on which registered: N/A
Securities to be registered under section 12(g) of the Act:  None

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days. [X}  Yes     [ ]  No

     Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the  registrant's net revenue (loss) for its most recent fiscal year:
$71,855.

     The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 1999, was approximately $67,500.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 1999, there were outstanding 8,564,500 shares of registrant's Common stock, par value of $.001 per share.

     Documents incorporated by reference: Exhibits, Item 13.

     Transitional Small business Disclosure Format Yes [ ]   No  [X]

PART I.
-------

                                   THE COMPANY

Exact corporate name: Global Web, Inc.
State and date of incorporation: Utah - September 6, 1985.
Street address of principal office: 11781 South Lone Peak
Parkway, No. 110, Draper, Utah 84020.
Company telephone number:(801) 523-1003.
Fiscal year:December 31

PART I

Item 1. Description of Business.

     Global Web, Inc., a Utah corporation (hereinafter "Registrant" or "Company" or "we" or other forms of the personal pronoun first person plural) based in Draper, Utah, develops and markets Internet services to Internet users including commercial businesses. In particular, we provide services to customers who believe that the Internet will assist their business or that the Internet may be used to market products and services.

     When a person or other entity subscribes to a web site hosted by us, it then has access to and the use of our software called "Web Builder." A subscriber uses Web Builder to construct or build the web site. A subscribe gains access to the Web Builder through the Internet and must provide a personal access code to build the web site or to make changes. Web Builder is not downloaded or sold separately as a software program. Access is available only as a subscriber. Web Builder allows a customer to build a web page according to choices provided in the software. Much of the web page is assembled by designating the choice from the options offered. The options offered are menu based and the customer selects merely by pointing and clicking. Options include such things as background colors, type faces for text, page location, and graphics. Through the software a subscriber may make changes to the web page as needed or desired.

     We offer different packages to assist businesses and individuals to establish web pages and web sites using Web Builder. The price per month ranges from approximately $14.95 to $69,95. Presently we offer three different packages with monthly fees of $14.95, $34.95 and $69.95 and the percentages of subscribers are 39%, 43% and 18% respectively. Generally, the more services provided, the higher will be the price. Packages differ by the services provided such as numbers of web pages, E- mail accounts, classified ads, number of graphics, amount of text, and other eCommerce services provided. From time to time we may vary the packages offered by prices, services or options provided depending on past results, market conditions, and anticipated sales. Also, we offer other services such as consultation and online training. Generally we provide guidance to subscribers to assist in the development and use of web sites and web pages. For a fee we provide additional training. Our experience has been to sell more packages in the lower price ranges. Other value-added services are offered. Management believes that our products have application for small businesses in the business to business market.

     We offer a service call "ZowieWeb" to those selling goods and services on their web sites. Our services and products allow people to shop on the Internet and purchase items from different vendors. The customer pays for the purchases at one time using a credit card or check. Our products are used in connection with a national merchant account vendor. Our products have different variations with additional features and enhancements.

     We have a web-based real-time database accessible through the Internet for seminar sponsor and telemarketing firms. This database allows the user in a secured environment to search (by different options), open, edit, update, and delete information, such as purchaser records, using an Internet connection and any web browser. As changes are submitted to the database record, the results are posted on a real-time basis and the changes are instantly made on the web server. Changes to the database can be accessed by anyone with authorization to access the web site. The data comprising the database may be customized according to specifications and requirements. Also, specific reports can be created based on the information in the database. New features may be added over time.

     In the next few months we anticipate that we will commence to market through mass media advertising products called ZowieWeb and FreeBeattlebug.com. ZowieWeb provides a choice of web site features and characteristics that simplify the process of creating a web page. Further, because of the variety of choices available, web sites will differ. We have committed limited funds to the advertising project and will assess the advertising dollars spent against the revenues generated. If the revenues from the media campaign are less than anticipated, we may cancel or change the advertising program. FreeBeattlebug encourages traffic to our web site. Also, we intend to offer a web site called FreeFordFocus.com. FreeBeattlebug and FreeFordFocus will be vehicles to sell advertising space either on the main page or as banner advertising.

     We made one trademark filing for "Web Builder" and anticipate making other filings in the future. We have made only a preliminary search regarding the availability and rights to these names. We have filed for domain names which relate to services offered. Generally, our rights to these names may be challenged in the future by others which, if successful, may adversely affect our business. If a name used by us were unavailable, we would have to rename the product provided and would thereby lose any name identification established and good will associated with that particular name.

     We host web sites for subscribers who have their own domain name or URL also known as a Uniform Resource Locator. A URL is the address on the Internet. Every URL is a series of numbers which directs access to the web site whether it is hosted by the Company or a competitor. If a subscriber changes to a different host, the subscriber will then have to make arrangements to change the URL. We believe that because of the inconvenience of changing the URL, it discourages subscribers from changing to another host.

     We have under development a service targeted for real estate brokers and agents which is preliminarily called RealtySearch.Net. Real estate agents would have their web site which would have information about the agent and listings. We are unable to determine when or if the development of this service will be completed. It will depend on funds available for development and developmental problems.

     In 1999 we spent approximately $42,686 and in 1998 we had no expenditures for research and development. Subscribers do not directly bear any research and development costs.

     Presently, Web Builder is the main component of our business. We cannot state a percentage of its revenues derived from Web Builder. Our products are bundled with other services and products provided by us and others and marketed as a package.

     Presently we service approximately 8,000 subscribers for web sites and our other products. We are not dependent upon a few major customers.

     We service for  StarGate  Global,  Inc.,  approximately  40  accounts  that participate on the StarGate Marketplace, an Internet mall. We provide the hosting service and customer service for the mall accounts. We service these accounts for costs plus ten per cent. Over time the number of subscribers to StarGate Marketplace has declined. Presently we receive revenues of approximately $1,500 to $2,000 per month. We anticipate that over time the revenues from servicing the mall accounts will decline. StarGate Global is a related party because the owners of StarGate Global are also our four primary shareholders.

Background.

     Global Web, Inc. was organized on September 6, 1985, under the laws of the State of Utah as BP 150, Inc., having the purpose of investing in a business opportunity. We sold 150,000 shares of common stock in a public offering in January 1986. In 1987 we invested these funds in a restaurant franchise area. At that time we changed our name to American Restaurant Management, Inc. In 1989 the restaurant venture failed. We were inactive from 1989 until March 1998.

     In March 1999 we acquired all of the issued and outstanding shares of Global Web, Inc., a Nevada corporation, ("Global Web") in exchange for a controlling interest. Action was taken by shareholder action approving amendments to the Articles of Incorporation changing the name of the Company to Global Web, Inc., and changing the capitalization to 95,000,000 shares with 90,000,000 shares of Common Stock, par value of $.001 per share and 5,000,000 shares of Preferred Stock, par value of $.001 per share. Also, a reverse split of 100 shares for one share was approved and became effective. New directors were appointed.

Competition.

     Our competitors are numerous and diverse. We compete with several large, well-capitalized companies which host and offer web sites, such as YahooShop, Tripod, Geoshop from Geocities, and GoBizGo from U.S. West. In addition, numerous small companies compete in providing Internet services. Many of these competitors have greater financial resources and more experienced personnel which enables these competitors to have greater credibility and viability in the market. We are not a major force within the Internet industry. We believe that we can compete because of the following:

   - With Web Builder subscribers can build and change web sites with ease.

   - Monthly subscription fees are competitive.
   - Marketing through seminars may give us an advantage.
   - When available, ZowieWeb may provide a competitive advantage.

No assurance can be given that ZowieWeb will provide the expected, anticipated benefit and positive results.

Marketing

     We presently market our product through seminars, telemarketing firms and resellers. Historically, our primary emphasis for gaining new subscribers or customers has been through seminars. The sponsor of the seminar sells our products with other products. At the seminar web sites are sold as a business opportunity. The purchaser then becomes a reseller of web sites and eCommerce services and Internet services. Although arrangements have differed significantly, the seminar sponsor typically retains at least more than half of the revenues generated and we receive the remainder and any monthly fees and costs for hosting the web sites.

     Also, we sponsor seminars. We are responsible for the up-front costs such as printing, postage, site rental, and travel expenses, but we receive the revenues generated from sales at the seminars. At the seminars we may also sell the products of other vendors. We may also pay commissions to others.

     To stage a business opportunity seminar a site for the seminar is selected. Typically a lecture hall at a hotel is reserved for a date certain. Then the sponsor secures mailing lists for persons who may have interest to attend a business opportunity seminar. The sponsor then mails advertising materials to the people on the mailing list. Advertisements may also be placed in the local newspapers. The seminar is held as planned and the products are presented and sold.

     We entered  into oral  agreements  with  telemarketing  firms to market web sites and other products. Depending on the product or service sold we pay approximately fifty per cent of the sales to the telemarketing firm. We provide hosting and any other service sold and receives all hosting fees. Presently we have as telemarketers Global Marketing Alliance. Telemarketers contact people who have attended the seminars or who have previously used the products. Telemarketers sell our products and services. Also, telemarketers use names from other sources. Sales through telemarketing in the year 1999 provided approximately thirteen per cent of revenues.

     We may also allow other companies to use our products under a different name or a private label, but we will always provide the hosting service in that the Web Builder software will be on our server and all web sites that may be offered or sold under the private label will be hosted exclusively on our server. A customer seeking a private label relationship may want a different look, different graphics or different templates, but the functionality of the Web Builder software will not be changed. Compensation terms will be negotiated on a case by case basis. Presently we have no active arrangement for selling our products under a private label, but we may do so in the future.

     In addition, we are producing an infomercial to market our products and services. The infomercial is not completed. The marketing plan using the infomercial has not been finalized although it is anticipated that the infomercial will be tested and evaluated in several markets. Adjustments may be made to the infomercial. One by one markets will be selected to show the infomercial. To be successful we must sell more than the cost to present the infomercial.

     No assurance can be provided that our new services under development or that the new services will be marketed successfully or accepted and become commercially viable.

Cancellations

     We experience cancellations by our subscribers. These cancellations may be permanent or may be for a limited time. In the first three to eight days after the sale typically thirty per cent of the subscribers cancel. This figure is based on the our experience. Once the accounts become established, we experience a lower rate of cancellations. We have not had sufficient operating experience to determine cancellation patterns or percentages after the first three to eight days. Management believes it is vital and essential that we continue to add new subscribers regularly. If we failed to add new subscribers, the subscriber base over time will decrease causing costs to increase and profits to decline or become losses. Also, at times subscribers who have canceled reinstate our services.

Merchant Account and Credit Card Charges.

     We and the other entities selling our products typically receive payments through credit cards. Almost all of our revenues are from sales paid for by credit card accounts. Because of the high volume of transactions, the financial institutions place restrictions on the volume of credit card vouchers which can be processed. Also, the financial institution will process the credit card vouchers and then place a hold or restriction on the funds in the accounts. Typically the financial institution will hold back five per cent of the

Company's volume of credit card vouchers. These institutions are concerned about charge backs against the merchant account. A charge back occurs when the purchaser, the cardholder, refuses to pay for the products purchased and demands that the credit card company issue a credit for the amount billed. The restrictions or the placing of a hold on the funds in these merchant accounts may cause us to experience cash liquidity difficulties. We try to monitor the status of the funds in the merchant accounts so that cash flows will be sufficient to fund operations. Our finance department monitors the merchant accounts almost daily.

Government Regulation

     Our business activities are subject to governmental regulations and general business laws. In addition, the seminars are subject to business opportunity laws enacted by approximately 23 states. The applicability of these laws is determined by the dollar amount to purchase the operating business opportunity. Our policy is to keep the price of the business opportunity below the dollar amount that makes the law applicable. Under the federal statute if a business opportunity sells for less than $500.00, it is deemed to be exempt from being a franchise. In addition, under federal regulation there is a requirement for a cooling off period during which a purchaser can cancel the agreement. We grant to each purchaser the right to cancel the purchase agreement for three days from the date of the purchase. Prior to a seminar in a particular state, the applicable law is reviewed and we ascertain if it complies with the state statute.

     To the extent that this report contains forward-looking statements actual results could vary because of difficulties in developing commercially viable products based on the Company's technologies. The Company undertakes no obligation to release publicly the revisions of any forward-looking statements or circumstances or to report the non-occurrence of any anticipated events.

     Management of the Company has had limited experience in the operation of a public company and the management of a commercial enterprise large in scope.

     Our business may require us to develop or modify our products and perhaps even enter new fields of endeavor and new industries. We have lack significant capital resources and it may be difficult in the future to enter into new businesses. If we seek funds from other sources, such funds may not be available on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

     The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Brae Burbidge, our President, and Lee Burbidge our Secretary. The loss of either Brae Burbidge or Lee Burbidge would have a substantial, material adverse effect on us. Presently we have no employment contract with key employees.

     The Company is not insured against all risks or potential losses which may arise from the Company's activities because insurance for such risks is unavailable or because insurance premiums, in the judgment of management, would be too high in relation to the risk. If the Company experiences an uninsured loss or suffers liabilities, the Company's operating funds would be reduced and may even be depleted causing financial difficulties for the Company.

Employees

     We have approximately thirty full-time employees and part-time employees.

Item 2. Description of the Property and Facilities

     We lease approximately 5,000 square feet of office and research facilities in Draper, Utah. The three year lease has adjustments and currently is $3,400 per month.

Item 3. Legal Proceedings

     In July 1998 Global Web, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of Laservend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket no Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. Recently the parties entered into a settlement agreement whereby the litigation will be dismissed with prejudice upon the completion of a $22,000 payment schedule.

     In April 1999 the Company in the state courts of Utah commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between the Company and Home and seeking damages against Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business has filed a counterclaim seeking damages from the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the final quarter of the most recently completed fiscal year.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matter

     Presently our common stock is traded on the NASD Electronic Bulletin Board, also known as the "OTCEBB" under the symbol "ZWEB". The table below sets forth the closing high and low bid prices at which our shares of common stock were quoted during the quarter identified. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-up mark down or commission and may not even represent actual transactions. During some of the time periods shown below our common stock was traded on the National Quotations Bureau pink sheets.

               High      Low
1998

December 31    $6.25    $6.25

1999

March 31       $6.25     $.20
June 30        $1.75     $.50
September 30   $1.25     $.20
December 31    $3.00     $.50

     As of December 31, 1999, there were approximately 100 shareholders of our common stock.

     Our shares are significantly volatile and subject to broad price movements and fluctuations and our shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the our activities.

     As of December 31, 1999, we had 8,564,500 shares of common stock issued and outstanding. Of these shares approximately 156,000 shares were free trading shares. The remaining shares are held by affiliates, but certain of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.

     Sales pursuant to the provisions of Rule 144 sold into the trading market could adversely affect the market price. The Company's shares trade on the NASD Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand. If more shares are available for sale into the market, the market price of the shares of common stock of the Company will be adversely affected.

     On March 6, 2000, our Board of Directors adopted resolutions issuing a total of 140,000 shares of common stock. Shares were issued to the following persons in the amounts stated: Douglas Owen, 50,000; Ryan Spencer, 15,000; Jeff Peery, 15,000; Rob Mulford, 15,000; Sean Burbidge, 10,000; Dan Owen, 10,000; and 25,000 shares will be issued to deJong and Associates, a public relations firm. In addition, deJong and Associates was granted a three year option to purchase 75,000 shares of common stock at $1.125 per share and the option becomes exercisable when certain events occur.

     We have not declared or paid any dividends to holders of its common stock. In the future it is unlikely that we will pay any dividends.

Item 6. Management's Discussion and Analysis.

     Because we have only a limited operating history our revenues may not continue in the future and the future operations may generate less revenues than current operations. For the period ended December 31, 1999, we had revenues of $2,587,480 compared to $1,180,652 for the year ended December 31, 1998, and had net income of $71,855 compared to $72,693. Revenues increased by $1,406,828 because we spent additional funds on marketing by sponsoring our own seminars and using additional distributors. Also, we increased our use of telemarketing. Also, we decreased the prices for the web sites and management believes that the volume of revenues increased. Management believes that the overall trend is that monthly subscription rates for hosting web sites will decrease. To offset this trend we may choose to offer more services at the same subscription rate. Finally, during the period we did a mailer to our database of present and former subscribers which resulted in additional sales.

     Total assets as of December 31, 1999, were $481,274 compared to $133,015 as of December 31, 1998, for an increase of $348,259. Assets increased because of an increases in cash of $209,993 and in accounts receivable of $41,471. Current liabilities increased by $253,700 from $45,061 as of December 31, 1998 to

$298,860 as of December 31, 1999. Accounts payable during the period increased by $202,570 because of increased operations. We are dependent upon future sales and maintaining our present level of subscribers to fund operations. Our primary objective is to increase the number of subscribers. Presently we have approximately 8,000 subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. The number of subscribers has remained stable in that new sales have kept pace with cancellations. As of December 31, 1999, the Company current ratio 1.0 compared to 1.8 as of December 31, 1998.

     For the period ended December 31, 1998, we had revenues of $1,135,772 compared to revenues of $228,148 for the same period a year earlier and selling, general and administrative expenses were $1,063,877 compared to $185,864 and net income was $48,395 and $37,584. The Company is evaluating its marketing plan and in the near term may consider other methods of selling its products. Expenses increased because the Company increased its sales activities, hired new personnel and incurred costs in consolidating its offices from two offices into one. The Company also purchased equipment and furniture in the year ended
December 31, 1999. The Company anticipates that expenses will continue to increase as revenues increase.

Item 7. Financial Statements

     The financial statements are filed as part of this Annual Report on Form 10-KSB.

                      GLOBAL WEB, Inc. (a Utah Corporation)
              Including the accounts of its wholly-owned subsidiary
                    GLOBAL WEB, Inc. ( a Nevada Corporation)
                              Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 1999

                      GLOBAL WEB, Inc. (a Utah Corporation)

              Including the accounts of its wholly-owned subsidiary
                     Global Web, Inc. (a Nevada Corporation)

                                TABLE OF CONTENTS

                                                                 Page

Independent Auditors' Report                                       F-1

Consolidated Balance Sheet -- December 31, 1999                  F-2 - F-3

Consolidated Statements of Operations for the Years
Ended December 31, 1999 and 1998                                   F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1999 and 1998                             F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999 and  1998                                  F-6

Notes to Financial Statements                                   F-7 -- F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GLOBAL WEB, Inc.

We have audited the accompanying consolidated balance sheets of Global Web, Inc. (a Utah Corporation) and its wholly-owned subsidiary, Global Web, Inc. (a Nevada corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Global Web, Inc. as of December 31, 1998 were audited by other auditors whose report dated February 13, 1999, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Web, Inc. as of December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                           By:/s/Mantyla McReynolds
                                           ------------------------
                                           Mantyla McReynolds

Salt Lake City, Utah
March 24, 2000

                                GLOBAL WEB, Inc.
                           Consolidated Balance Sheet
                                December 31, 1999

                                     ASSETS

Current Assets:
     Cash                                                   $ 212,182
     Accounts receivable--net of $0
      allowance for doubtful accounts                          25,475
     Prepaid expenses                                          30,273
     Receivable from related party - Note 3                    32,740
                                          -                 ---------
          Total Current Assets                                300,670
                                                            ---------

Property and Equipment - Note 4                               187,752
Less: Accumulated depreciation                                (78,914)
                                                            ---------
          Net Property and Equipment                          108,838
                                                            ---------
Other Assets:
    Depository  reserves - Note 9                              66,303
    Deposit                                                     5,463
                                                            ---------
          Total Other Assets                                   71,766
                                                            ---------
               Total Assets                                 $ 481,274
                                                            =========



                 See accompanying notes to financial statements.

                                GLOBAL WEB, Inc.
                           Consolidated Balance Sheet
                                December 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable - Note 8                                      $ 217,442
     Payroll withholdings and taxes payable                            17,421
     Accrued liabilities                                               10,280
     Deferred revenue - Note 7                                         20,092
     Income taxes payable - Note 2                                     17,441
     Line of credit - Note 11                                           8,892
     Current portion of long-term liabilities - Note 10                 7,292
                                                                    ---------
           Total Current Liabilities                                  298,860
                                                                    ---------

  Long Term Liabilities:
     Deferred tax liability - Note 2                                   10,168
     Lease payable  - Note 10                                          12,437
                                                                    ---------
            Total Long Term Liabilities                                22,605
                                                                    ---------
            Total Liabilities                                         321,465
                                                                    ---------

Stockholders' Equity:
  Preferred stock--5,000,000 shares authorized, $.001 par
  value,-0- shares outstanding                                            -0-
  Common stock -- 90,000,000 shares authorized, $.001 par
  value; 8,564,500 shares issued and outstanding                        8,565

  Additional Paid-In Capital                                          284,981
  Accumulated Deficit                                                (133,737)
                                                                    ---------
               Total Stockholders' Equity                             159,809
                                                                    ---------
               Total Liabilities and Stockholders' Equity           $ 481,274
                                                                    =========





                 See accompanying notes to financial statements.

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998



                                                       1999           1998
                                                   -----------    -----------
Revenues                                           $ 2,587,480    $ 1,180,652

General and Administrative Expenses                  2,462,206      1,099,133
                                                   -----------    -----------
Net Income from Operations                             125,274         81,519
Interest Expense                                        (3,809)           -0-
Legal settlement - Note 8                              (22,000)           -0-
                                                   -----------    -----------
           Net Income Before Income Taxes               99,465         81,519

Provision for Income Taxes - Note 2                     27,610          8,926
                                                   -----------    -----------

Net Income                                         $    71,855    $    72,593
                                                   ===========    ===========



Income Per Share                                   $       .01    $       .01
                                                   ===========    ===========

Weighted Average Shares Outstanding                  8,564,500      8,564,500
                                                   ===========    ===========



                 See accompanying notes to financial statements.

                                GLOBAL WEB, Inc.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998






                                            Number                            Additional                        Total
                                              of               Common         Paid-in         Accumulated       Stockholders'
                                            Shares             Stock          Capital          Deficit          Equity
                                          -----------        --------        ----------        --------         --------
Balance, December 31, 1997                  8,564,500        $  8,565        $  284,111       $(278,285)          14,391
Company expenses paid by
major shareholder                                --              --                 870            --                870
Net income for the year ended
December 31, 1998                                --              --                --            72,693           72,693
                                          -----------        --------        ----------        --------         --------
Balance, December 31, 1998                  8,564,500           8,565           284,981        (205,592)          87,954
Net income for the year ended
December 31, 1999                                --              --                --            71,855           71,855
                                          -----------        --------        ----------        --------         --------
Balance, December 31, 1999                  8,564,500        $  8,565        $  284,981       $(133,737)      $  159,809
                                          ===========        ========        ==========        ========         ========






                 See accompanying notes to financial statements.

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998


Cash Flows Provided by Operating Activities                        1999         1998
                                                              ---------       ------
Net Income                                                    $  71,855    $  72,593
Adjustments to reconcile net income to net cash provided by
operating activities:
    Increase in accounts receivable                             (41,471)     (16,744)
    Depreciation                                                 35,484       30,650
    Decrease (increase) in prepaid expenses                      22,962      (53,235)
    Decrease (increase) in inventory                              7,836       (7,836)
    Increase (decrease) in deferred revenue                       8,746       (6,075)
    Increase in taxes payable                                       -0-       11,957
    Increase in current liabilities                             239,037       12,037
    Expenses paid by shareholder                                    -0-          870
                                                              ---------       ------
       Net Cash Provided by Operating  Activities               344,449       44,217

Cash Flows Used for Investing Activities

    Rent deposit                                                 (5,463)         -0-
    Merchant reserves                                           (66,303)         -0-
    Purchases of property and equipment                         (91,311)     (44,667)
                                                              ---------       ------
              Net Cash Used for Investing Activities           (163,077)     (44,667)

Cash Flows Provided by Financing Activities

    Increase in long term debt                                   28,621          -0-
                                                              ---------       ------
              Net Cash Provided by Financing Activities          28,621          -0-

                       Net Increase (Decrease) in Cash          209,993         (450)

Beginning Cash Balance                                            2,189        2,639
                                                              ---------       ------

Ending Cash Balance                                           $ 212,182    $   2,189
                                                              =========       ======

Supplemental Disclosure Information:
   Cash paid during the year for interest                     $   3,809    $     -0-

   Cash paid during the year for income taxes                 $   8,926    $     970




                 See accompanying notes to financial statements.

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  -----------------------------------------------------------

                  The Company (Global Web, Inc.(Parent)) was organized under the laws of the state of Utah on September 6, 1985 as BP 150, Inc. The Company was incorporated for the purpose of investing in business opportunities. In 1987, the Company changed its name to American Restaurant Management, Inc. and invested in and operated a restaurant franchise. The restaurant enterprise failed in 1989 and the Company did not engage in any business from that date until March 1999, when the Company acquired all of the outstanding shares of Global Web, Inc. (Subsidiary).

                  Global Web, Inc. (Subsidiary) was originally created on August 14, 1997 in the state of Utah for the purpose of providing hosting, design, and consultation services for web pages on the Internet.

                  In October 1997, Global Web, Inc. (Subsidiary) created and merged with a Nevada corporation having the same name, with the ultimate operating entity being a Nevada corporation. At the same time, the Utah corporation (Global Web, Inc.) was dissolved.

                  Global Web, Inc. (Subsidiary) was created with two classes of stock: 45,000,000 shares authorized of common stock and 5,000,000 shares of preferred stock, each with $.001 par value. The preferred stock has the voting rights of one thousand votes per share, but has no preferences or rights as to dividends, redemptions, dissolutions, distributions, conversions, or exchanges.

                  In March 1999, the Company (Global Web, Inc. (Parent)) changed its name from American Restaurant Management, Inc. to Global Web, Inc. (Parent) and did a reverse stock split of 1 for 100 shares. After the reverse split was effected, Global Web, Inc.(Parent) issued 8,000,000 shares of common stock for all of the outstanding stock of Global Web, Inc.(Subsidiary). The consolidated financial statements for 1998 and 1999 are presented with the reverse stock split and the issuance of the 8,000,000 shares to give the effect as if the transaction had occurred prior to the actual 1999 transaction date.

                  Together, the two companies (Parent and Subsidiary) are combined into Global Web, Inc., a consolidated group of corporations known in this report as the Company. The accounting for the acquisition of all the stock of Global Web, Inc. (Subsidiary) is treated as a "reverse acquisition" whereby the stockholders of the acquired corporation (Global Web, Inc. (Subsidiary)) took control of the parent corporation (Global Web, Inc. (Parent)). The financial statements at December 31, 1999 and December 31, 1998 presented herein, of the two corporations, are combined into one, similar to a "pooling of interest method of accounting". At the time of the name change, Global Web, Inc. (Parent) also effected a change in the capital structure. The capitalization of the Company was changed to common stock authorized 90,000,000 shares, $.001 par value and preferred stock authorized 5,000,000 shares, $.001 par value.

                  INCOME PER SHARE
                  ----------------

                  The computation of income per share of common stock is based on the weighted average number of shares outstanding during the period.

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999



                  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
                  -----------------------------------------------------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  PROPERTY & EQUIPMENT
                  --------------------

                  Property and equipment are recorded at cost. Repairs and maintenance are charged to operations and renewals and additions are capitalized. Depreciation is based on the estimated useful life of the asset, either on a straight line or declining balance basis.

NOTE 2            INCOME TAXES
                  ------------

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 8, 1997. The parent company has a net operating loss carryforward of approximately $160,000 at December 31, 1999. No affect has been shown in the financial statements for the net operating loss carryforward as the future tax benefit from such net operating loss carryforward is not presently determinable. The net operating loss will begin to expire in 2000. Accrued income taxes at December 31, 1999 are calculated on the subsidiary's operations. The deferred income tax liability is due to a temporary difference in book depreciation and income tax depreciation. The current year provision for income taxes is summarized below:

                        Beginning deferred tax asset/(liability)   $    -0-
                                                                   --------
                        Accrued taxes payable for 1999               17,441
                        Deferred tax liability                       10,169
                                                                   --------
                        Ending provision for income taxes          $ 27,610


NOTE 3            RELATED-PARTY TRANSACTIONS
                  --------------------------

                  The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In addition, the Company entered into a short term agreement with the related party to help with expenses in conjunction with seminars hosted by the Company, in return for a share of the revenue from the seminars. For the year, 1999, the Company paid $168,054 to the related party with a balance owing of $97,780. The Company billed the related party $32,740 for the reimbursement of expenses incurred in hosting the seminars.

NOTE 4            PROPERTY AND EQUIPMENT
                  ----------------------

                  The major classes of assets as of the balance sheet date are as follows:

                                                       Accumulated       Total
              Asset Class                  Cost       Depreciation
              -----------                  ----       ------------     --------
Office & Computer Equipment              $117,694       $ 59,679       $ 58,015
Furniture & Fixtures                       27,372          3,867         23,505
Software                                   42,686         15,368         27,318
                                         --------       --------       --------
                                 Total   $187,752       $ 78,914       $108,838
                                         ========       ========       ========

NOTE 5            OFFICE LEASE
                  ------------

                  In May, 1999 the Company entered into an operating lease with an unrelated party for its facilities. The lease is for a period of three years. The annual total of rent payments for the term of the lease are as follows:

                            2000                          $93,435
                            2001                          $93,435
                            2002                          $ 7,791

NOTE 6            SIGNIFICANT CONCENTRATION OF CREDIT RISK
                  ----------------------------------------

                  The  Company  has  no  single   customer  that   represents  a
                  significant portion of total revenues. The Company's activities are limited only by access to the Internet and not by any geographic boundaries. The Company maintained cash balances with one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash balances in excess of the FDIC insurance limits at December 31, 1999.

NOTE 7            DEFERRED REVENUE
                  ----------------

                  The company provides internet services on a monthly prepaid basis. Deferred revenue represents billings for which services will be provided in January 2000.

NOTE 8            CONTINGENCIES
                  -------------

                  In July 1998, Global Web, Inc. a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of LaserVend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burgidge et al. having docket number Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. The Company has entered into a settlement agreement to resolve litigation filed by the LaserVend Bankruptcy Trustee in the U.S. Bankruptcy Court, District of Utah. The Bankruptcy court approved the settlement and the Company has accrued payments totaling $22,000. Upon final payment the litigation will be dismissed with prejudice. This amount is included in the Company's accounts payable as of December 31, 1999.

NOTE 8            CONTINGENCIES CONT.
                  -------------------

                  In April 1999, the Company commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between the Company and Home Business Solutions seeking damages against Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business Solutions, Inc. has filed a counterclaim seeking damages. The Company intends to defend vigorously the counterclaim, and believes there will be no unfavorable outcome.

                  In April 1999, Global Web, Inc. was named as a defendant in an action captioned Hudson Printing Company v. Global Web. Inc. As a result of the litigation, the company paid $13,500 on September 8, 1999, and the action was settled on September 14, 1999.

NOTE 9            DEPOSITORY RESERVE
                  ------------------

                  The Company has several merchant accounts for processing credit card charges. Two of the accounts have stipulations that the merchant account company will reserve a percentage of all charges until the reserve reaches a balance of $150,000 for each account or for a total of $300,000.

NOTE 10           CAPITAL LEASE
                  -------------

                  In May 1999, the Company entered into a capital lease for the purchase of office furniture & equipment. This is a three year lease with monthly payments in the amount of $818.76. The following table shows the required lease payments for the term of the contract.

                     Year     Interest  Principal    Total Payment
                     ----     --------  ---------    -------------
                     2000     $ 2,533     $ 7,292        $ 9,825
                     2001     $ 1,763     $ 8,062        $ 9,825
                     2002     $   538     $ 4,375        $ 4,913
                              -------     -------        -------
                     Totals   $ 4,834     $19,729        $24,563
                              =======     =======        =======

                  The total amount of lease payments made in 1999 was $5,731.

NOTE 11           LINE OF CREDIT
                  --------------

                  In February 1999 the Company secured a line of credit with a local financial institution. The interest rate at inception was 12.75%. The interest rate is a variable rate. This is an open ended (revolving) loan with no maturity date. The credit limit is $25,000. As of December 31, 1999, the balance was $8,892.


NOTE 12           SUBSEQUENT EVENT
                  ----------------

                  On March 6, 2000 the Board of Directors adopted a resolution issuing a total of 140,000 shares of company common stock to various employees and vendors. In addition, there was an option issued to a vendor to purchase an additional 75,000 shares of common stock at $1.125 per share and the option becomes exercisable when certain events occur.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

     During the calendar year 1999 there were no changes or disagreements with our accountants, although in March 2000 we changed auditors to Mantyla McReynolds of Salt Lake City, Utah.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

         Name, Age and Office
         --------------------
         Lee Burbidge, 58, Chairman, Board of Directors and Secretary Brae Burbidge, 33, Director and President
         Douglas Owen 59, Director

     The following are biographical summaries of the experience of the officers and directors of the Company.

     Lee Burbidge attended the University of Utah and Brigham Young University taking courses in Hispanic-American relations, management and business. Mr. Burbidge is one of founders of the Company. Over the past twenty-five years Mr. Burbidge has been activity in real estate development for projects in which he has an interest and for others. Mr. Burbidge is the sole owner of Lee Burbidge, Inc., a corporation that offers for sale an audio- visual workbook called "For Sale by Owner", a service designed to assist individual homeowners to sell their real property without hiring a real estate agent. Mr. Burbidge is an officer and a director of StarGate Global, Inc., a Utah corporation.

     Brae Burbidge received in 1992 a bachelor of arts degree from the University of Utah in political science and accounting. Mr. Burbidge while at the University of Utah was an intern at the U.S. Supreme Court. From 1991 to 1995 he worked for Financial Freedom Report, a Utah corporation. During 1995 and 1996 he was director of seminars for Home Business Group. In 1996 he founded and developed Stargate Marketplace, an Internet mall. Mr. Burbidge is an officer and a director of StarGate Global, Inc., a Utah corporation.

     Douglas Owen attended the University of Utah Business Administration and Marketing. For the past twenty years he has specialized in real estate development and marketing in Utah, Washington, California, New York, Kentucky, Tennessee, and Arizona. Mr. Owen is a licensed real estate agent in Arizona and California. He has provided consulting services to several major corporations. Presently, Mr. Owen is the President of Uni-Med Realty Advisors, Inc.

     All Directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

     Directors will be reimbursed for any expenses incurred in attending Directors' meetings. We also intend to obtain Officers and Directors liability insurance, although no assurance can be given that we will be able to do so.

     None of the officers or directors of the Company has during the past five years, been involved in any events such as petitions in bankruptcy, receivership or insolvency, criminal proceedings or proceedings relating to securities violations.

Significant Employees and Managers

     None.

Timely Reports

     Based solely upon a review of the reports on Forms 4 and 5 received by us pursuant to Rule 16a-3(e) it appears that a Bret Burbidge, a holder of more than ten per cent of our issued and ourstanding shares did not file timely a report on Form 4 involving one transaction. That report has been filed.

Item 10. Executive Compensation

     Currently we have no employment agreement with any of our officers, directors or employees. During the year ended December 31, 1999, Brae Burbidge received compensation of $60,000 and benefits of approximately $5,698 and Brae Burbidge received no other compensation. Mr. Lee Burbidge received compensation of $60,000 and benefits of approximately $7,052 and Lee Burbidge received no other compensation.

Employment Agreements

     We have no employment agreements or contracts with any employees. Each employee has signed a non-disclosure agreement with us. We have no stock option or incentive plans. As of December 31, 1999, there were no warrants or options issued or outstanding to officers or employees. In March 2000 the Board of Directors for exemplary service awarded shares of common stock to the following persons in the amount stated: Douglas Owen, 50,000; Ryan Spencer, 15,000; Jeff Peery, 15,000; Rob Mulford, 15,000; Sean Burbidge, 10,000; and Dan Owen, 10,000. Ryan Spencer is the son-in-law of Lee Burbidge and the brother-in-law of Brae Burbidge. Both Lee Burbidge and Brae Burbidge are directors of the Company. Sean Burbidge is the nephew and cousin of Lee Burbidge and Brae Burbidge, respectively. Dan Owen is the son of Douglas Owen.

Item. 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of December 31, 1999, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address         Amount and Nature of           Percent
of Beneficial Owner      Beneficial Ownership         Of Class(1)
-------------------      --------------------         -----------
Lee Burbidge                   2,008,000                   23
11781 So. Lone Peak
Parkway, No. 1110
Draper, Utah

Brae Burbidge                  2,000,000                   23
11781 So. Lone Peak
Parkway, No. 1110
Draper, Utah

Bret Burbidge                  2,002,700                   23
6299 Jamestown Circle
Salt Lake City, Utah

Wallace Boyack                 2,408,490                   28
350 South 400 East
No. 105
Salt Lake City, Utah

All Executive Officers &       4,008,000                   46
Directors as a Group

          (1) Based on 8,564,500 shares of common stock outstanding as of December 31, 1999.

     Lee Burbidge is the father of Brae Burbidge and Bret Burbidge.

Item 12.  Certain Relationships and Related Transactions

     During 1999 and 1998 Wallace Boyack performed legal services for us and in each year received compensation less than $60,000 per year.

     In addition, the following transactions occurred in which officers, directors or five per cent shareholders had an interest.

     Relatives of the Burbidges, who are employees, received total compensation of less than $60,000 per year in each of the last two years. In addition, a company owned and controlled in part by a major shareholder sold leads to us and shared costs of sponsoring seminars and also shared in the proceeds. In 1999, the company was paid $168,054 and has a balance owing of $97,780, and we have billed the company $32,740 for expense eimbursement. In 1998, another company controlled by a major shareholder had an office at our offices. Mailing lists and leads were traded for rent. That company ceased operations in March 1999.

     In 1999 three children of Wallace Boyack were part-time employees for us. All received compensation less than $60,000. In addition, relatives of Lee Burbidge and Bret Burbidge during 1998 and 1999 were our employees. None of them during 1998 and 1999 received compensation in excess of $60,000. Dan Owen is our comptroller and is the son of a director. During 1999 Mr. Owen's compensation was less than $60,000.

     In addition, the Company hosts StarGate Market Place, an Internet mall owned by StarGate Global, Inc., a company owned by our four primary shareholders. Those shareholders are Brae Burbidge, Lee Burbidge, Bret Burbidge, and Wallace Boyack. We are paid our costs plus ten per cent for our services.

PART IV

Item 13.  Exhibits and Reports on From 8-K
    a. Exhibits
    No.       Description
    ---       -----------
    3(i)      Articles of Incorporation-filed on August 11, 1999.
     (ii)     Amendments to Articles of Incorporation-filed on August 11,
              1999.
     (iii)    Bylaws-filed on August 11, 1999.
    10        Stock Purchase Agreement-filed on August 11, 1999.
    21        Subsidiary of the Registrant-filed on September 24, 1999.
    27        Financial Data Summary-filed herewith.

b. Reports on Form 8-K.
     On March 8, 2000, we filed a report on Form 8-K to report the change of accountants and to disclose other matters.

                                   Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GLOBAL WEB, INC.

                    By s/Brae Burbidge
                    ------------------
                    Brae Burbidge

                    Title: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive and Financial Officer)



                                     Date: March 29, 2000
                                           --------------


DIRECTORS

/s/Brae Burbidge
----------------
BRAE BURBIDGE, DIRECTOR
Date: March 29, 2000

/s/Lee Burbidge
---------------
LEE BURBIDGE, Director
Date: March 29, 2000