Form 10QSB
period 2000-03-31
GLOBAL WEB INC
filed 2000-05-08
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000

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



As of March 31, 2000, Registrant had 8,704,500 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of our operations from January 1, 2000, through March 31, 2000. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      GLOBAL WEB, Inc. (a Utah Corporation)
              Including the accounts of its wholly-owned subsidiary
                    GLOBAL WEB, Inc. ( a Nevada Corporation)
                        Consolidated Financial Statements
                                 March 31, 1999

                                GLOBAL WEB, Inc.
                      Condensed Consolidated Balance Sheet
                      March 31, 2000 and December 31, 1999



                                                     Unaudited       Audited
                                                      March 31,     December 31,
                                ASSETS                  2000           1999
                                                     ---------       ---------
Current Assets:

     Cash                                              152,424        $ 212,182
     Accounts receivable--net of $0
     allowance for doubtful accounts                   154,662           25,475

     Prepaid expenses                                   90,678           30,273

     Receivable - related party                         32,740           32,740
                                                     ---------        ---------
          Total Current Assets                         430,504          300,670



Property and Equipment                                 196,479          187,752

Less: Accumulated depreciation                         (84,314)         (78,914)
                                                     ---------        ---------
          Net Property and Equipment                   112,165          108,838



Other Assets:

    Depository  reserves                                82,881           66,303
    Deposit                                              5,463            5,463
                                                     ---------        ---------
          Total Other Assets                            88,344           71,766
                                                     ---------        ---------
               Total Assets                          631,013 $          481,274
                                                     =========        =========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Condensed Consolidated Balance Sheet
                      March 31, 2000 and December 31, 1999

                      LIABILITIES AND STOCKHOLDERS EQUITY

                                                      Unaudited     Audited
                                                       March 31,   December 31,
                                                        2000          1999
                                                       --------     --------
Liabilities:
   Current Liabilities:
     Accounts payable                               $    153,961   $ 217,442
     Payroll withholdings
     and taxes payable                                    24,843      17,421

     Wages payable                                        11,295           0

     Accrued liabilities                                  15,320      10,280

     Deferred revenue                                     18,135      20,092
     Income taxes payable                                 76,906      17,441

     Line of credit                                       22,336       8,892

     Current portion of
           long-term liabilities                           7,292       7,292
                                                        --------    --------
           Total Current Liabilities                     330,088     298,860


  Long Term Liabilities:
     Deferred tax liability                               10,168      10,168
     Lease payable                                         9,939      12,437
                                                        --------    --------
            Total Long Term Liabilities                   20,107      22,605
                                                        --------    --------
            Total Liabilities                            350,195     321,465



Stockholders Equity:

  Preferred stock--5,000,000
  shares authorized, $.001 par
  value,-0- shares outstanding                                 0           0
  Common stock -- 90,000,000 shares
  authorized, $.001 par
  value; 8,704,500 and 8,564,500
  shares issued and outstanding                            8,705       8,565
  Additional Paid-In Capital                             312,841     284,981

  Accumulated Deficit                                    (40,728)   (133,737)

   Total Stockholders Equity                             280,818     159,809

                                                        --------    --------
   Total Liabilities and Stockholders Equity        $    631,013   $ 481,274
                                                        ========    ========



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999




                                                         2000             1999
                                                      ---------        ---------
Revenues                                            $ 1,345,353      $   615,871


General and Administrative Expenses                   1,191,856          608,899
                                                      ---------        ---------
Net Income from Operations                              153,497            6,972

Interest Expense                                         (1,023)               0
                                                      ---------        ---------
          Net Income Before Income Taxes                152,474            6,972


Provision for Income Taxes                               59,465            1,400
                                                      ---------        ---------

Net Income                                          $    93,009      $     5,572
                                                      =========        =========
Income Per Share                                    $       .01      $         0
                                                      =========        =========
Weighted Average Shares Outstanding                   8,611,167        8,564,500
                                                      =========        =========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999


                                                         2000          1999
                                                        ---------    ---------
Cash Flows From Operating Activities

Net Income                                              $  93,009    $   5,572

Adjustments to reconcile net income to
net cash provided by (used for) operating activities:

    Increase in accounts receivable                      (129,187)    (133,931)

    Depreciation                                            5,400       10,500
    Issued stock for services                              28,000            0

    Decrease (increase) in prepaid expenses               (60,405)      53,235

    Increase (decrease) in accounts payable               (39,724)           0

    Increase (decrease) in deferred revenue                (1,957)       4,140

    Increase in taxes payable                              49,297        5,650

    Increase in current liabilities                             0      144,979
                                                        ---------    ---------

       Net Cash Provided by (used for)                    (55,567)      90,145
 Operating  Activities
Cash Flows From Investing Activities
    Increase in depository reserves                       (16,578)           0
    Purchases of property and equipment                    (8,727)      (2,979)
                                                        ---------    ---------
        Net Cash Used for Investing Activities            (25,305)      (2,979)

Cash Flows From Financing Activities


    Increase in long term debt                             21,114            0
                                                        ---------    ---------
        Net Cash Provided by Financing Activities          21,114            0
                                                        ---------    ---------
Net Increase (Decrease) in Cash                           (59,758)      87,166
Cash Balance - beginning of period                        212,182        2,189
                                                        ---------    ---------
Cash Balance - end of period                              152,424       89,355
                                                        =========    =========


Supplemental Disclosure Information:
    Cash paid during the quarter for interest           $   1,023            0
    Cash paid during the quarter for income taxes               0            0



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                   March 31, 2000lidated Financial Statements

NOTE 1            BASIS OF PRESENTATION
                  ---------------------

                  The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company=s opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the company=s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE 2            COMMON STOCK/OPTIONS
                  --------------------

                  On March 6, 2000 the Board of Directors adopted a resolution issuing a total of 140,000 shares of company common stock to various employees and vendors. In addition, there was an option issued to a vendor to purchase an additional 75,000 shares of common stock at $1.125 per share and the option becomes exercisable when certain events occur.

NOTE 3            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  -----------------------------------------------------------

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

                  In March 1999, the Company (Global Web, Inc. (Parent)) changed its name from American Restaurant Management, Inc. to Global Web, Inc. (Parent) and did a reverse stock split of 1 for 100 shares. After the reverse split was effected, Global Web, Inc.(Parent) issued 8,000,000 shares of common stock for all of the outstanding stock of Global Web, Inc.(Subsidiary). The consolidated financial statements for 1999 and as of March 31,

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                   March 31, 2000lidated Financial Statements

                  2000 are presented with the reverse stock split and the issuance of the 8,000,000 shares to give the effect as if the transaction had occurred prior to the actual 1999 transaction date.

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

NOTE 4            RELATED-PARTY TRANSACTIONS
                  --------------------------

                  The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. For the period ending March 31, 2000, the Company paid $147,152 to the related party with a balance owing of $58,456. The Company billed the related party $32,740 for the reimbursement of expenses incurred in hosting the seminars in 1999.

NOTE 5            DEFERRED REVENUE
                  ----------------

                  The company provides internet services on a monthly prepaid basis. Deferred revenue represents billings for which services will be provided in January 2000.

NOTE 6            CONTINGENCIES
                  -------------

                  In July 1998, Global Web, Inc. a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of LaserVend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burgidge et al. having docket number Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA- 2239. The Company has entered into a

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                   March 31, 2000lidated Financial Statements

                  settlement agreement to resolve litigation filed by the LaserVend Bankruptcy Trustee in the U.S. Bankruptcy Court, District of Utah. The Bankruptcy court approved the settlement and the Company has accrued payments totaling $22,000. Upon final payment the litigation will be dismissed with prejudice. This amount is included in the Company's accounts payable as of December 31, 1999.

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

NOTE 7            DEPOSITORY RESERVE
                  ------------------
                  The Company has several merchant accounts for processing credit card charges. Two of the accounts have stipulations that the merchant account company will reserve a percentage of all charges until the reserve reaches a balance of $150,000 for each account or for a total of $300,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

  We have only a limited operating history and past revenue levels may not continue in the future and future operations may generate less revenues than current operations. For the three month period ended March 31, 2000, we had revenues of $1,345,353 compart to revenues of $643,071 for the same period a year earlier for an increase of $702,282 an increase of one hundred and nine per cent (109%). Our income (after taxes) was $110,089 compared to income (after taxes) of $5,572, an increase of almost twenty times. The increases in revenues and profits are attributable to increased and more efficient marketing activities. During the period expenses increased from $1,163,856 compared to $608,899 for the same period a year earlier. Expenses increased $554,957, an increase of ninety-one percent (91%).

As of March 31, 2000, our total assets were $631,013 compared to $481,274 as of December 31, 1999. Assets increased because of an increase in accounts receivable of $176,259 and an increase in pre-paid expenses. Current liabilities increased from $298,860 as of December 31, 1999 to $341,008 as of March 31, 2000. Accounts payable during the period decreased from $217,442 to $153,961 because of increased cash flows from operations. Shareholders equiry during the period increased from $159,809 to $269,898 for an increase of $110,089. We are dependent upon future sales and maintaining current subscribers to fund operations. Our primary objective is to increase the number of subscribers, profits and revenues. Presently we have approximately 5,600 active subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of March 31, 2000, our current ratio was 1.3 compared to 1.1 as of December 31, 1999.

   Expenses increased because sales activities increased and additional new personnel were hired.

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

Part II.
Item 1. Legal Proceedings.
         In July 1998 Global Web, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of Laservend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket no Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. Recently the parties entered into a settlement agreement which was approved by the Bankruptcy Court pursuant to which the litigation will be dismissed with prejudice upon the completion of a $22,000 payment schedule.

         In April 1999 in the state courts of Utah we commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between Home Business and us and seeking damages from Appleton for the appropriation of our sensitive and confidential information. Home Business has filed a counterclaim seeking damages from us.

Item 2. Changes in Securities.
   On March 6, 2000, the Company issued 140,000 shares of common stock and issued to a vendor an option to purchase 75,000 shares of restricted common stock at $1.125 per share for a term of three years. Under the option the underlying shares vested as follows: 25,000 when the vendor agreement was signed, 25,000 when the trading price reaches $2.00 per share, and 25,000 when the trading price reaches $2.50 per share.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
   None.

Item 5. Other Information.
   Recently we organized a wholly-owned subsidiary which will be used for our marketing and finance operations. The subsidiary is a Utah corporation and is named e-Market Consultant, Inc.

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

         B. Reports on Form 8-K.
        During the period we filed a report on Form 8-K and filed an amended report on Form 8-K dated March 8, 2000, and April 12, 2000, respectively.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 4, 2000

Global Web, Inc.


By /s/Brae Burbidge
   ----------------
President and Chief Executive Officer