Form 10QSB
period 2000-06-30
GLOBAL WEB INC
filed 2000-08-17
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

                         Commission File Number 0-26999

                                GLOBAL WEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UTAH                                                 87-0427550
-------------------------------                          -------------------
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

                                 Not Applicable
                  Former Address, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.              Yes   x             No
                                                    -----               -----


As of June 30, 2000, Registrant had 8,704,500 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of our operations from January 1, 2000 through June 30, 2000, and from January 1, 1999, through June 30, 1999. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      GLOBAL WEB, Inc. (a Utah Corporation)
              Including the accounts of its wholly-owned subsidiary
                     GLOBAL WEB, Inc. (a Nevada Corporation)
                        Consolidated Financial Statements
                                  June 30, 2000

                                GLOBAL WEB, Inc.
                      Condensed Consolidated Balance Sheet
                       June 30, 2000 and December 31, 1999


                                ASSETS

                                                Unaudited    Audited
                                            June 30, 2000    December 31, 1999
                                                ---------    ---------
Current Assets:
     Cash                                       $ 212,798    $ 212,182
     Accounts receivable--net of $0 allowance
       for doubtful accounts                      180,788       25,475
     Prepaid expenses                              11,870       30,273
     Receivable - related party                         0       32,740
                                                ---------    ---------
          Total Current Assets                    405,456      300,670

Property and Equipment                            235,805      187,752
Less: Accumulated depreciation                    (96,117)     (78,914)
                                                ---------    ---------
          Net Property and Equipment              139,688      108,838

Other Assets:
    Depository  reserves                          118,264       66,303
    Deposit                                         7,143        5,463
                                                ---------    ---------
          Total Other Assets                      125,407       71,766
                                                ---------    ---------

               Total Assets                     $ 670,551    $ 481,274
                                                =========    =========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Condensed Consolidated Balance Sheet
                       June 30, 2000 and December 31, 1999

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                 Unaudited   Audited
                                                             June 30, 2000   December 31, 1999
                                                                 ---------   ---------
Liabilities:
   Current Liabilities:
     Accounts payable                                            $  71,107   $ 217,442
     Payroll withholdings and taxes payable                         28,633      17,421
     Wages payable                                                  21,030         -0-
     Accrued liabilities                                            32,179      10,280
     Deferred revenue                                               12,335      20,092
     Income taxes payable                                          100,764      17,441
     Line of credit                                                 35,000       8,892
     Current portion of long-term liabilities                        7,292       7,292
                                                                 ---------   ---------
           Total Current Liabilities                               308,340     298,860

  Long Term Liabilities:
     Deferred tax liability                                         10,168      10,168
     Lease payable                                                   6,668      12,437
                                                                 ---------   ---------
            Total Long Term Liabilities                             16,836      22,605
            Total Liabilities                                      325,176     321,465

Stockholders Equity:

  Preferred stock--5,000,000 shares authorized, $.001 par
  value,-0- shares outstanding                                         -0-         -0-
  Common stock -- 90,000,000 shares authorized, $.001 par
  value; 8,704,500 and 8,564,500 shares issued and outstanding       8,705       8,565
  Additional Paid-In Capital                                       312,841     284,981
  Accumulated Deficit                                               23,829    (133,737)
                                                                 ---------   ---------
               Total Stockholders Equity                           345,375     159,809
               Total Liabilities and Stockholders Equity         $ 670,551   $ 481,274
                                                                 =========   =========



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2000 and 1999




                                              2000         1999
                                           ----------   ----------
Revenues                                   $2,138,833   $  519,901

General and Administrative Expenses         2,032,740      454,943
Net Income from Operations                    106,093       64,958

Interest Expense                                  198           35
          Net Income Before Income Taxes      105,895       64,923

Provision for Income Taxes                     41,338       22,100
                                           ----------   ----------

Net Income                                 $   64,557   $   42,823
                                           ==========   ==========

Income Per Share                           $      .01   $      .01

Weighted Average Shares Outstanding         8,611,167    8,564,500
                                           ==========   ==========






       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2000 and 1999




                                              2000         1999
                                           ----------   ----------
Revenues                                   $3,484,186   $1,135,772

General and Administrative Expenses         3,224,597    1,063,840
Net Income from Operations                    259,589       71,932

Interest Expense                                1,220           36
          Net Income Before Income Taxes      258,369       71,896

Provision for Income Taxes                    100,803       23,500
                                           ----------   ----------

Net Income                                 $  157,566   $   48,396
                                           ==========   ==========

Income Per Share                           $      .02   $      .01

Weighted Average Shares Outstanding         8,611,167    8,564,500
                                           ==========   ==========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 2000 and 1999



Cash Flows From Operating Activities                                       2000         1999
                                                                         ---------    ---------
Net Income                                                               $  64,557    $  42,823
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
    Increase in accounts receivable                                          6,614       43,175
    Depreciation                                                            11,803       13,000
    Issued stock for services                                                  -0-          -0-
    Decrease (increase) in prepaid expenses                                 78,808       (5,098)
    Increase (decrease) in accounts payable                                (56,260)     (75,537)
    Increase (decrease) in deferred revenue                                 (5,799)       5,684
    Increase in taxes payable                                               27,648       24,793
    Increase in current liabilities                                         12,664       15,649
       Net Cash Provided by (used for) Operating Activities                140,035       64,489
Cash Flows From Investing Activities
    Increase in depository reserves                                        (37,063)     (62,175)
    Purchases of property and equipment                                    (39,326)     (40,017)
        Net Cash Used for Investing Activities                             (76,389)    (102,191)

Cash Flows From Financing Activities
    Increase in long term debt                                              (3,272)        (819)
              Net Cash Provided by Financing Activities                     (3,272)        (819)
Net Increase (Decrease) in Cash                                             60,374      (38,521)
Cash Balance - beginning of period                                         152,424       89,355
Cash Balance - end of period                                               212,798       50,834
                                                                         =========    =========

Supplemental Disclosure Information:
    Cash paid during the quarter for interest                            $     198           35
    Cash paid during the quarter for income taxes                              -0-          -0-



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999



Cash Flows From Operating Activities                                       2000         1999
                                                                         ---------    ---------
Net Income                                                               $ 157,566    $  48,396
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
     Increase in accounts receivable                                      (123,035)     (90,755)
     Depreciation                                                           17,203       23,500
    Issued stock for services                                               28,000          -0-
    Decrease (increase) in prepaid expenses                                 18,864       48,150
    Increase (decrease) in accounts payable                               (103,405)      69,429
    Increase (decrease) in deferred revenue                                 (7,757)       9,824
    Increase in taxes payable                                               94,535       30,443
    Increase in current liabilities                                         26,108       15,649
       Net Cash Provided by (used for) Operating Activities                108,079      154,636
Cash Flows From Investing Activities
    Increase in depository reserves                                        (53,641)     (62,175)
    Purchases of property and equipment                                    (48,053)     (42,997)
        Net Cash Used for Investing Activities                            (101,694)    (105,172)

Cash Flows From Financing Activities
    Increase in long term debt                                              (5,769)        (819)
              Net Cash Provided by Financing Activities                     (5,769)        (819)
Net Increase (Decrease) in Cash                                                616       48,645
Cash Balance - beginning of period                                         212,182        2,189
Cash Balance - end of period                                               212,798       50,834
                                                                         =========    =========

Supplemental Disclosure Information:
    Cash paid during the quarter for interest                            $   1,220           35
    Cash paid during the quarter for income taxes                              -0-          -0-

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


NOTE 1         BASIS OF PRESENTATION
               ---------------------

               The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presen ted. It is suggested that these unaudited condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE 2         COMMON STOCK/OPTIONS
               --------------------

               On March 6, 2000 the Board of Directors adopted a resolution issuing a total of 140,000 shares of Company's common stock to various employees and vendors. In addition, there was an option issued to a vendor to purchase an additional 75,000 shares of common stock at $1.125 per share and the option becomes exercisable when certain events occur.

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

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


               In March 1999, the Company (Global Web, Inc. (Parent)) changed its name from American Restaurant Management, Inc. to Global Web, Inc. (Parent) and did a reverse stock split of 1 for 100 shares. After the reverse split was effected, Global Web, Inc.(Parent) issued 8,000,000 shares of common stock for all of the outstanding stock of Global Web, Inc.(Subsidiary). The consolidated financial statements for 1999 and as of March 31, 2000 are presented with the reverse stock split and the issuance of the 8,000,000 shares to give the effect as if the transaction had occurred prior to the actual 1999 transaction date.

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

NOTE 4         RELATED-PARTY TRANSACTIONS
               --------------------------

               The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. For the three month period ending June 30, 2000, the Company paid $221,284 to the related party. For the six month period ending June 30, 2000, the Company paid $368,436 to the related party with a balance owing of $35,526. The Company received $32,740 in receipts from the related party for the reimbursement of expenses incurred in hosting the seminars in 1999 during the same period.

                                GLOBAL WEB, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

NOTE 5         DEFERRED REVENUE
               ----------------

               The company provides internet services on a monthly prepaid basis. Deferred revenue represents billings for which services will be provided in January 2000.


NOTE 6         CONTINGENCIES
               -------------

               In July 1998, Global Web, Inc. a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of Laser Vend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket number Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. The Company has entered into a settlement agreement to resolve litigation filed by the LaserVend Bankruptcy Trustee in the U.S. Bankruptcy Court, District of Utah. The Bankruptcy court approved the settlement and the Company has accrued payments totaling $22,000. The Company has performed pursuant to the settlement agreement and in June 2000 the Bankruptcy court entered an order dismissing the complaint with prejudice. In April 1999, the Company commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between the Company and Home Business Solutions seeking damages against Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business Solutions, Inc. has filed a counterclaim seeking damages. The Company intends to defend vigorously the counterclaim, and believes there will be no unfavorable outcome.

NOTE 7         DEPOSITORY RESERVE
               ------------------

               The Company has several merchant accounts for processing credit card charges. Two of the accounts have stipulations that the merchant account company will reserve a percentage of all charges until the reserve reaches a balance of $150,000 for each account or for a total of $300,000.

NOTE 8         SUBSEQUENT EVENT
               ----------------

               On July 14, 2000 the Company terminated a vendor relationship. The termination resulted in the return of 25,000 shares of the Company's common stock which will be cancelled.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         We have only a limited operating history and past revenue levels may not continue in the future and future operations may generate less revenues than current operations. For the six month period ended June 30, 2000, we had revenues of $3,484,186 compared to $1,135,772 for the same period in 1999, for an increase of $2,348,414. During the six month period we had income (after taxes) of $157,566 compared to $48,396 for a increase of $109,170. Revenues increased because we are spending additional funds on marketing by sponsoring seminars and using other marketing activities. Also, we increased our use of telemarketing. We decreased the prices for web sites and management believes that the volume of revenues increased. For the near term management believes that we can maintain or increase sales without additional price decreases. Management believes that the overall trend is a decrease in monthly subscription rates for hosting web sites. To offset this trend we may choose to offer more services at the same subscription rate. Income increased because of the substantial increase in sales.

         For the three month period ended June 30, 2000, we had revenues of $2,138,833 compared to revenues of $519,901 for the same period a year earlier for an increase of $1,618,932 and we had income (after taxes) of $64,557 compared to income (after taxes) of $42,833. The increase in profits was slowed by increased marketing expenses and other expenses. Revenue increase is attributable to the factors previously discussed. Expenses increased from $2,032,740 to $454,943 for an increase of $1,577,797.

         Total assets as of June 30, 2000, were $670,551 compared to $481,274 as of December 31, 1999. Assets increased because of an increase in accounts receivable of $155,303 and an increase in property and equipment of $48,053. Current liabilities increased from $308,340 as of June 30, 2000, from $298,860 as of December 31, 1999. We are dependent upon future sales and maintaining current subscribers to fund operations. Our primary objective is to increase the number of subscribers, profits and revenues. Presently we have approximately 8,000 subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of June 30, 2000, our current ratio was 1.46 compared to 1.0 as of December 31, 1999.

         Expenses increased because sales activities increased, additional new personnel were hired, and costs were incurred expanding our offices by an additional 1,600 square feet for a total of 7,800 square feet. We also purchased equipment and furniture in the six months ended June 30, 2000.

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

Part II.

Item 1. Legal Proceedings.

         In July 1998 Global Web, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Brae Burbidge and Lee Burbidge were named as defendants in an adversary proceeding complaint filed in the bankruptcy proceeding of Laservend, Inc. The litigation is in the federal bankruptcy court in Utah and is captioned Gary E. Jubber v. Brae Burbidge et al. having docket no Bankruptcy No. 97A-26878 and Adversary Proceeding No. 98PA-2239. In January 2000 we entered into a settlement agreement the terms of which were completed. In June 2000, the complaint was dismissed with prejudice.

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

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.

Item 5. Other Information.
   None.

Item 6. Exhibits and Reports on Form 8-K.

        A. EXHIBITS

No.     Description
---    -----------
3(i)    Articles of Incorporation-filed on August 11, 1999.

3(ii)   Amendments to Articles of Incorporation-filed on August 11,
        1999.

3(iii)  Bylaws-filed on August 11, 1999.

10      Stock Purchase Agreement-filed on August 11, 1999.

21      Subsidiary of the Registrant-filed on September 24, 1999.

27      Financial Data Summary

        B. Reports on Form 8-K.

        During the period we filed an Amended Form 8-K on approximately April 12, 2000.

                                   Signatures
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    August 15, 2000
        ---------------

Global Web, Inc.


By: /s/ Brae Burbidge
    -----------------
        Brae Burbidge
        President and Chief Executive Officer

By /s/  Brae Burbidge
   ------------------
        Brae Burbidge
        Chief Financial Officer