Form 10QSB
period 2000-09-30
GLOBAL WEB INC
filed 2000-11-13
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000

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

                     11781 South Lone Peak Parkway, No. 110

                               Draper, Utah 84020

                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number

including area code                                  (801)523-1003
                                                     -------------

                    Not Applicable
     Former Address, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.         Yes  x                    No
                                              -----                    ----


As of September 30, 2000, Registrant had 8,679,500 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I

ITEM I - FINANCIAL STATEMENTS

         The following condensed consolidated financial statements included herein have been prepared by Global Web, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The following financial statements as required to be filed with this Form 10-QSB fairly present our financial condition and operations.

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of our operations from July 1, 2000, through September 30, 2000, and from January 1, 2000, through September 30, 2000, have been made. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

         In accordance with the Securities and Exchange Commission's Audit Committee Disclosure requiring that companies' independent auditors review companies' financial information prior to filing quarterly reports on Form 10-Q or Form 10-QSB with the Commission, our auditor, Mantyla Mc Reynolds, Certified Public Accountants has reviewed and has kept a copy of these financial statements, but has offered no opionion regarding their accuracy, completeness or conformance to applicable accounting standards.

                      GLOBAL WEB, Inc. (a Utah Corporation)
             Including the accounts of its wholly-owned subsidiaries
                     GLOBAL WEB, Inc. (a Nevada Corporation)

                       and National First Financial, Inc.

                   Condensed Consolidated Financial Statements

                               September 30, 2000


                                                   GLOBAL WEB, Inc.
                                         Condensed Consolidated Balance Sheet
                                       September 30, 2000 and December 31, 1999


                                                                              Unaudited                     Audited
                                ASSETS                                       September 30,                December 31,
                                                                                2000                          1999
                                                                             -----------                  -----------
Current Assets:
      Cash                                                                   $   143,567                  $   212,182
      Accounts Receivable--net of $0 allowance for doubtful accounts              55,890                       25,475
      Prepaid Expenses                                                           140,518                       30,273
      Receivable - Related Party                                                  32,740
      Current portion of Merchant Acct Lease Receivable                          144,555                          -0-
                                                                             -----------                  -----------
           Total Current Assets                                                  484,530                      300,670

Property and Equipment                                                           257,316                      187,752
Less: Accumulated Depreciation                                                  (105,748)                     (78,914)
                                                                             -----------                  -----------
           Net Property and Equipment                                            151,568                      108,838

Other Assets:
      Merchant Acct Lease Receivable--net of $206,423 allowance for
      doubtful accounts                                                          474,713                          -0-
      Depository Reserve                                                         106,179                       66,303
      Deposits                                                                     7,143                        5,463
                                                                             -----------                  -----------
           Total Other Assets                                                    588,035                       71,766
                                                                             -----------                  -----------
                Total Assets                                                 $ 1,224,133                  $   481,274
                                                                             ===========                  ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                GLOBAL WEB, Inc.

                      Condensed Consolidated Balance Sheet
                    September 30, 2000 and December 31, 1999


                                                                             Unaudited                  Audited
       LIABILITIES AND STOCKHOLDERS' EQUITY                                 September 30,              December 31,
                                                                               2000                      1999
                                                                           ----------                  ----------
Liabilities:
      Current Liabilities

           Accounts Payable                                                $  210,490                  $  217,442
           Payroll Withholding and Taxes Payable                               30,879                      17,421

           Wages Payable                                                       46,289                         -0-
           Accrued Liabilities                                                 74,114                      10,280
           Deferred Revenue                                                    12,335                      20,092

           Income Tax Payable                                                     233                      17,441

           Line of Credit                                                      24,764                       8,892

           Current portion of long-term debt                                    8,245                       7,292
                                                                           ----------                  ----------
                Total Current Liabilities                                     407,349                     298,860

      Long-Term Liabilities:
           Deferred Tax Liability                                             221,015                      10,168
           Key Bank Lease                                                       3,255                      12,437
                                                                           ----------                  ----------
                Total Long-Term Liabilities                                   224,270                      22,605
                                                                           ----------                  ----------
                Total Liabilities                                             631,619                     321,465

Stockholders' Equity:
      Preferred stock--5,000,000 shares authorized, $.001 par
      value, -0- shares outstanding                                               -0-                         -0-
      Common stock -- 90,000,000 shares authorized, $.001 par
      value; 8,679,500 and 8,564,500 shares issued and outstanding              8,680                       8,565
      Additional Paid In Capital                                              307,866                     284,981
      Accumulated Surplus/(Deficit)                                           275,968                    (133,737)
                                                                           ----------                  ----------
                    Total Stockholders' Equity                                592,514                     159,809
                                                                           ----------                  ----------
                    Total Liabilities & Stockholders' Equity               $1,224,133                  $  481,274
                                                                           ==========                  ==========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.

                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999

                                                           2000          1999
                                                       ----------     ----------
Revenues                                               $2,957,675     $  643,071

General and Administrative Expenses                     2,594,554        636,015
                                                       ----------     ----------

Net Income from Operations                                363,121          7,056
Interest Expense                                              667          1,240
                                                       ----------     ----------

          Net Income Before Income Taxes                  362,454          5,816




Provision for Income Taxes                                110,316          1,900
                                                       ----------     ----------
Net Income                                             $  252,138     $    3,916
                                                       ==========     ==========

Income Per Share                                       $      .03     $      .00

Weighted Average Shares Outstanding                     8,665,056      8,564,500
                                                       ==========     ==========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.

                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999

                                                          2000          1999
                                                       ----------     ----------

Revenues                                               $6,441,861     $1,778,843

General and Administrative Expenses                     5,819,151      1,699,855
                                                       ----------     ----------
Net Income from Operations                                622,710         78,988



Interest Expense                                            1,886          1,276
                                                       ----------     ----------
          Net Income Before Income Taxes                  620,824         77,712

Provision for Income Taxes                                211,119         25,400
                                                       ----------     ----------

Net Income                                             $  409,705     $   52,312
                                                       ==========     ==========

Income Per Share                                       $      .05     $      .01

Weighted Average Shares Outstanding                     8,665,056      8,564,500
                                                       ==========     ==========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                GLOBAL WEB, Inc.

                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999



                                                                             2000                      1999
                                                                           ---------                 ---------
Cash Flows From Operating Activities
Net Income                                                                 $ 252,138                 $   3,916
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
    Depreciation                                                               9,631                    15,000
    Allowance for doubtful leases receivable                                 206,423                       -0-
    Cancel stock previously issued for services                               (5,000)                      -0-
    Decrease (increase) in accounts receivable                               124,898                   (85,504)
    (Increase) decrease in prepaid expenses                                 (128,647)                      650
    Increase in accounts payable                                             139,384                    57,704
    Increase (decrease) in deferred revenue                                      -0-                    (2,566)
    (Decrease) in income taxes payable                                      (100,531)                   (6,925)
    Increase in other current liabilities                                     69,440                     3,786
                                                                           ---------                 ---------
       Net Cash Provided by (used for) Operating Activities                  567,736                   (13,939)
                                                                           ---------                 ---------
Cash Flows From Investing Activities

    Increase in leases receivable                                           (825,692)                      -0-
    Decrease in depository reserves                                           12,085                     1,476
    Purchases of property and equipment                                      (21,511)                   (7,371)
                                                                           ---------                 ---------
        Net Cash Used for Investing Activities                              (835,118)                   (5,895)
                                                                           ---------                 ---------

Cash Flows From Financing Activities

    Decrease in short term debt                                              (10,236)                   (1,152)
    (Decrease) Increase in long term debt                                     (2,460)                   20,841
    Increase in deferred taxes                                               210,847                       -0-
                                                                           ---------                 ---------
              Net Cash Provided by Financing Activities                      198,151                    19,689
                                                                           ---------                 ---------

Net (Decrease) in Cash                                                       (69,231)                     (145)
Cash Balance - beginning of period                                           212,798                    50,834
                                                                           ---------                 ---------
Cash Balance - end of period                                                 143,567                    50,689
                                                                           =========                 =========
Supplemental Disclosure Information:
    Cash paid during the quarter for interest                              $     667                     1,240
    Cash paid during the quarter for income taxes                                -0-                     8,825



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                GLOBAL WEB, Inc.

                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999



                                                                             2000                    1999
                                                                          ---------                ---------
Cash Flows From Operating Activities
Net Income                                                                $ 409,705                $  52,312
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
    Depreciation                                                             26,834                   38,500
    Allowance for doubtful leases receivable                                206,423                      -0-
    Issued stock for services                                                23,000                      -0-
    (Increase) in accounts receivable                                       (30,415)                (176,259)
    (Increase) decrease in prepaid expenses                                (110,245)                  48,800
    Decrease in receivable-related party                                     32,740                      -0-
    (Decrease) increase in accounts payable                                  (6,951)                 132,707
    (Decrease) increase in deferred revenue                                  (7,757)                   7,258
    (Decrease) increase in taxes payable                                    (17,208)                  16,674
    Increase in other current liabilities                                   123,581                    5,155
                                                                          ---------                ---------
       Net Cash Provided by (used for) Operating Activities                 649,707                  125,147
                                                                          ---------                ---------
Cash Flows From Investing Activities

    Increase in Leases receivable                                          (825,692)                     -0-
    Increase in depository reserves                                         (39,876)                 (60,699)
    Increase in deposits                                                     (1,680)                     -0-
    Purchases of property and equipment                                     (69,564)                 (50,467)
                                                                          ---------                ---------
        Net Cash Used for Investing Activities                             (936,812)                (111,166)
                                                                          ---------                ---------
Cash Flows From Financing Activities

    Increase in short term debt                                              15,872                   14,497
    (Decrease) Increase in long term debt                                    (8,229)                  20,022
    Increase in deferred taxes                                              210,847                      -0-
                                                                          ---------                ---------
              Net Cash Provided by Financing Activities                     218,490                   34,519
                                                                          ---------                ---------
Net (Decrease) Increase in Cash                                             (68,615)                  48,500
Cash Balance - beginning of period                                          212,182                    2,189
                                                                          ---------                ---------
Cash Balance - end of period                                                143,567                   50,689
                                                                          =========                =========
Supplemental Disclosure Information:
    Cash paid during the period for interest                              $   1,886                    1,276
    Cash paid during the period for income taxes                             17,441                    8,825


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

NOTE 2         COMMON STOCK/OPTIONS
               --------------------

                On March 6, 2000 the Board of Directors adopted a resolution issuing a total of 140,000 shares of the Company's common stock to various employees and vendors. In addition, there was an option issued to a vendor to purchase an additional 75,000 shares of common stock at $1.125 per share and the option becomes exercisable when certain events occur. On July 14, 2000 the Company terminated that vendor relationship. The termination resulted in the return of 25,000 shares of the Company's common stock, which were cancelled together with the options referred to above.

NOTE 3         FORMATION OF NATIONAL FIRST FINANCIAL, INC.
               -------------------------------------------

                 In July 2000, Global Web, Inc. formed a wholly owned subsidiary known as National First Financial, Inc. This corporation was formed to administer leases of virtual credit card terminals sold in conjunction with merchant accounts, which the company markets with their web-hosting services. The Company decided that rather than selling the leases for their virtual credit card terminals to a third party for immediate funding, they would hold them in-house and collect the monthly lease payments from their customers themselves. At September 30, the company recorded the value of these leases on their books as sales-type leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases as amended by SFAS No. 91 and 98. An allowance has been set up to provide for uncollectible leases. Differences in accounting for these lease contracts for book and tax purposes gives rise to deferred taxes as shown on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

  We have only a limited operating history and past revenue levels may not continue in the future and future operations may generate less revenues than current operations. For the nine month period ended September 30, 2000, we had revenues of $6,441,861 compared to $1,778,843 for the same period in 1999, for an increase of $4,663,018. During the nine month period we had income (before taxes) of $620,824 compared to $77,712 for a increase of $543,112. Revenues increased primarily because in approximately July 2000 we formed a wholly-owned subsidiary to administer leases of virtual credit card terminals sold with merchant accounts. Previously we received immediate funding for the leases on a discounted basis from a third party, independent leasing company. Presently we are holding the leases in the subsidary and collecting the monthly lease payments. This causes us to receive less cash on a aggregate and per unit basis. We will need to have sufficient liquidity to fund operations while the aggregate monthly payments from the leases grows to levels to replace the funds received from the sales of the discounted leases. Presently the leases are recorded on the financial statements as sales-type leases. We have set up a significant allowance for doubtful accounts. This allowance may be underestimated because we lack any history or experience base to estimate more accurately the payment history and experience. If our experience in collecting payments under these sales leases is worse than estimated, both revenues and income will be reduced. The holding and servicing of the leases through the wholly owned subsidary has had a significant impact on our operations. Because our financial statements are kept on an accrual basis, increases in revenues and income reflect these accruals. Further, accrual of the leases has caused our assets to increase. We continue to expend funds on increased marketing by sponsoring seminars and other activities.

   For the three month period ended September 30, 2000, we had revenues of $2,957,675 compared to revenues of $643,071 for the same period a year earlier for an increase of $2,314,604 and we had income (before taxes) of $362,454 compared to income (before taxes) of $5,816, for an increase of $356,638. Revenue and income increases are attributable to the factors previously discussed. Expenses increased from $636,015 to $2,594,554 for an increase of $1,958,539.

  Total assets as of September 30, 2000, were $1,224,133 compared to $481,274 as of December 31, 1999. Assets increased because of an increase in Merchant Account Lease Receiveables (net). Currents assets increased from $300,670 as of December 31, 1999, to $484,530 as of September 30, 2000. Current liabilities increased from $298,860 as of December 31, 1999 to $407,349 as of September 30, 2000.

Wages Payable increased by $46,289 and accrued liabilities increased from $10,280 to $74,114. As of September 30, 2000, our current ratio was 1.2 compared to 1.0 as of December 31, 1999.

  Presently we have approximately 10,000 subscribers for web hosting. The number of subscribers is subject to change and fluctuation because of new sales and cancellations.

  Our financial affairs have not been influenced by the Year 2000 issue. The Year 2000 issue exists because computer systems and applications use a two digit date to designate a year. Date sensitive systems may recognize the year 2000 as 1900. We tested our systems and operations for Year 2000 problems. To date we have not encountered any problems based on any non-recognition of the year 2000 date. Our utility services have not experienced any interuption. Previously we received assurances from the manufacturers of our hardware and software that they are Y2K compliant and that has been our experience.

  Any forward looking statements in this Report are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. We caution and advise investors, shareholders and readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by any statements, including but not limited to, the following: our ability to maintain sufficient revenues to fund and maintain our operations and to meet our cash and working capital needs and to have sufficient revenues to continue or expand operations.

Part II.
Item 1. Legal Proceedings.

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

Item 3. Defaults upon Senior Securities.
  None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
  None.

Item 5. Other Information.
  None.

Item 6. Exhibits and Reports on Form 8-K.
         A. EXHIBITS
No.   Description

3(i)  Articles of Incorporation-filed on August 11, 1999.
 (ii) Amendments to Articles of Incorporation-filed on August 11, 1999.
 (iii)Bylaws-filed on August 11, 1999.
10  Stock Purchase Agreement-filed on August 11, 1999.
21  Subsidiary of the Registrant-filed on September 24, 1999.
27  Financial Data Summary-dated on November 10, 2000.

   B. Reports on Form 8-K.
        None.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   November 10, 2000
       -----------------
Global Web, Inc.


By /s/Brae Burbidge

   ----------------
      Brae Burbidge

      President and Chief Executive Officer

By /s/Brae Burbidge

   ----------------
      Brae Burbidge
      Chief Financial Officer