Form 10KSB
period 2000-12-31
GLOBAL WEB INC
filed 2001-04-02
CIK 1028379

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

                       11814 South Election Road, No. 100
                               Draper, Utah 84020
                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:(801)838-7400
                                                   -------------
Securities registered pursuant to Section 12(b) of the Act: None Title of each class registered: N/A.
Name of each exchange on which registered: N/A
Securities to be registered under section 12(g) of the Act:  None

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for
the past 90 days.                                                [X] Yes  [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the registrant's net revenue (loss) for its most recent fiscal year: $434,527

         The aggregate market value of voting stock held by non- affiliates of the registrant on December 31, 2000, was approximately $190,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2000, there were outstanding 8,687,600 shares of registrant's Common stock, par value of $.001 per share.

  Documents incorporated by reference:  Exhibits, Item 13.

  Transitional Small business Disclosure Format Yes     No x
                                                    ---   --

PART I.

                                   THE COMPANY

Exact corporate name: Global Web, Inc.
State and date of incorporation: Utah - September 6, 1985.
Street address of principal office: 11814 South Election Road,
No. 100, Draper, Utah 84020.
Company telephone number:(801) 838-7400.
Fiscal year: December 31

PART I

Item 1. Description of Business.

   Global Web, Inc., a Utah corporation (hereinafter "Registrant" or "Company" or "we" or other forms of the first person personal pronoun plural) based in Draper, Utah, provides, develops and markets business services primarily to Internet users including commercial businesses. In addition, we provide financial services to assist our customers.

   Upon subscription, we provide access to a web site hosted by us and the use of our software called "Quicksitemaker". We previously called our software "Web Builder." A subscriber uses Quicksitemaker, a point and click based program, to construct or build the web site. On the Internet a subscriber gains access to and use of Quicksitemaker by providing a unique, personal access code.
Quicksitemaker is not downloaded or sold separately as a software program. Access is available only by subscription. Through Quicksitemaker subscribers build web pages with ease by making choices from the series of options provided in the software. Knowledge of web page programming code is not needed. By designating choices from the menu the web page is built. Options are selected by pointing and clicking. Options include such things as background colors, type faces for text, page location, and graphics. Changes and updates are made through Quicksitemaker at any time. Quicksitemaker is used by novices and professionals.

   As part of other e-commerce applications we offer merchant services so a subscriber has the ability to do online sales transactions using credit cards. To do this the merchant needs a merchant account that has virtual terminal functionality. Through marketing affiliations we are able to provide services to online merchants. We market a license for the virtual terminal which is necessary to utilize the merchant account for online credit card transactions.

Through our subsidiary National First Financial, Inc., we have the ability to provide lease financing. Previously we sold the leases on a discounted basis to a third party. By self-financing the leases our assets base has grown as well as revenues. In the past we have sold as many as 400 leases per month.

   We believe our products and services provide subscribers with the tools necessary to utilize the full potential and capability of the Internet and e-commerce in their business and marketing endeavors. Historically, only companies with trained personnel and substantial resources had access to this business arena. With the development of our easy-to-use web site builder and our e-commerce applications we have made access to the Internet and e-commerce available to individuals and small businesses.

   We offer different packages. Monthly prices range from approximately $9.95 to $34.95. Presently we offer four different packages. Generally, a subscriber paying the higher monthly subscription receives more services. Packages differ by the services provided such as numbers of web pages, E-mail accounts, amount of text, and other e-commerce services provided. From time to time we may vary the packages offered by prices, services or options provided depending on past results, market conditions, and anticipated sales.

   Also, we offer other services such as consultation and online training. Generally we provide guidance to subscribers to assist in the development and use of web sites and web pages. For a fee we provide additional training. Our experience has been to sell more packages in the higher price ranges. Other value-added services are offered. Management believes that our products and services provide business applications for small businesses.

   We have a real estate utility and database application with a 360 - degree digital photography module. The database provides for on-line sales but the application is simple to use. We have developed this application, but our marketing has been limited.

   We have developed a web-based real-time database (RTDB). In a secured environment subscribers may search a database via a web browser, and may open, edit, update, or delete information, such as customer records, product inventories and prices. As changes are submitted to the database, the results are posted on a real- time basis. Changes to the database can be accessed by anyone with proper authorization to the web site. The actual information on the database may be customized according to customer specifications and needs. Also, based on the information in the database specific report may be created. From time to time new features may be added.

   We recently produced a thirty minute infomercial entitled "Internet On-ramp." We anticipate testing the infomercial in the near future. Then we will evaluate a larger scale marketing effort. Essentially the infomercial will be another marketing tool for our products and services. We have not had any experience marketing through informercials. Available funding will also be a consideration as to any marketing plan developed for the infomercial. In addition, we have in production a short instructional video that we may use for educational purposes and for marketing.

   We sponsor "Freebeetlebug.com" which is an online sweepstakes. It gives registrants a change to win a free VolkwagenTM Beetle and builds traffic to various web sites. Weekly, monthly and yearly names are selected to receive prizes, including yearly, an automobile. We have no charge to enter the contest. Those who submit forms must visit a suggested web site as part of the registration process. This allows products, services and information to be shown to potential customers. For a fee we suggest web sites. We announce winners weekly via e-mail. Freebeetlebug.com is an effective and efficient way to generate traffic to particular web sites. We may sell advertising on the main page or as banner advertising.

   We have developed Realty Search.net, a commercial real estate Internet network service. Commercial real estate people will subscribe so they can present on line commercial properties that are for sale or lease in different geographic locations. It will show property descriptions, pictures, prices and other pertinent information. We anticipate that buyers, sellers, lessors and lessees will use this service. Our marketing efforts have been limited and will be dependent on the availability of future funding.

   Mall-in-a-Box.com is another product we developed. It is an Internet mall with simple utility. With this product anyone may have an Internet mall. Clubs, associations, special interest groups, and collectors may join together in an Internet mall. Our management believes that the Internet is evolving and entering a new era. Mall-in-a-Box may be well received. Any marketing effort will be dependent on the availability of future funding.

   We believe that the huge fees for Internet services which were once commonplace are dwindling. We believe that it is important to develop a broad customer base for our products and services and we constantly have under consideration different means to expand the customer base. In the future our expectation is to provide additional services to our customers.

  We anticipate making trademark filings for our trade names in the future. We have made only a preliminary search regarding the availability and rights to these names. We have filed for domain names which relate to services offered. Generally, our rights to these names may be challenged in the future by others which, if successful, may adversely affect our business. If a name used by us were unavailable, we would have to rename the product provided and would thereby lose any name identification established and good will associated with that particular name.

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

  In 2000 we had no research and development expenses and in 1999 those expenses were approximately $42,686.

  Presently, Quicksitemaker with its subscriber base and leases comprise the main components of our business. We cannot state a percentage of its revenues derived from web site subscriptions and from the leases. We may bundle our products with other services and products provided by us and others and then market the products as a package.

  Presently we service approximately 12,000 subscribers for web sites and our other products. We are not dependent upon a few major customers.

Background.

  Global Web, Inc. was organized on September 6, 1985, under the laws of the State of Utah as BP 150, Inc., having the purpose of investing in a business opportunity. We sold 150,000 shares of common stock in a public offering in January 1986. In 1987 we invested these funds in a restaurant franchise area and changed our name to American Restaurant Management, Inc. In 1989 the restaurant venture failed. We were inactive from 1989 until March 1998.

  In March 1999 we acquired all of the issued and outstanding shares of Global Web, Inc., a Nevada corporation, ("Global Web") in exchange for a controlling interest. Since that time we have operated and marketed products and services to our clients and customers.

Competition.

  Our competitors are numerous and diverse. We compete with several large, well-capitalized companies which host and offer web sites, such as YahooShop, Tripod, Geoshop from Geocities, and GoBizGo from U.S. West. In addition, numerous small companies compete in providing Internet services. Many of these competitors have greater financial resources and more experienced personnel which enables them to have greater credibility and viability in the market. We are not a major force within the Internet industry. We believe that we compete because of the following:

   - With Quicksitemaker subscribers can build and change web sites with ease.

   - Monthly subscription fees are competitive.
   - Marketing through seminars may give us an advantage.
   - When available or marketed our other products may provide a competitive advantage.

No assurance can be given that our other products or marketing methods will be successful or will provide the benefit and results that are economical.

Marketing

  We presently market our product through seminars, telemarketing firms and resellers. Historically, our primary emphasis for gaining new subscribers or customers has been through seminars. We sponsor the seminar where our web sites and leases of the virtual terminal licenses are marketed. On almost a weekly basis, our teams conduct e-commerce workshops with small and home based businesses. At the seminar web sites are sold as a business service. A customer may also becomes a reseller of web sites and e-commerce services.

  As a seminar sponsor we advance up-front costs such as printing, postage, site rental, travel expenses, and lodging accommodations. At the seminars we may also sell the products of other vendors. We may also pay commissions to others. At the seminars we provide to purchasers a three day right to cancel after the purchase.

  To stage a seminar a site for the seminar is selected. Typically a lecture hall at a hotel is reserved for a certain date. Then, we advertise and invite people to attend a seminar or workshop. The seminar or workshop is held as planned and the products are presented and sold.

  We also sell leases of a license to use a virtual terminal which assists our customers to allow their customers or potential customers payment by credit card. Previously we received on a discounted basis immediate funding for the leases from a third party. In August 2000 we began to hold the leases in a subsidiary and collect the monthly lease payments. This caused us to receive less cash on an aggregate basis. Recently we have encountered short-term cash flow difficulties. We need sufficient cash flow to fund operations while the monthly aggregate lease payments increase to the levels of cash we previously received from sales of the leases on a discounted basis. By holding the leases our assets have increased and we anticipate that our assets will continue to increase in the future subject to successful marketing. Presently the leases are recorded on our financial statements as sales type leases. We have set up a significant allowance for doubtful accounts and have discounted to present value the income stream from the leases. We may have underestimated the allowance for doubtful accounts because we lack long-term history and experience to make the estimates. If our experience in collecting payments from these sales leases is worse than our estimates, both revenues and income will be reduced. We may sell the leases or use them as collateral for loans or other financing options.

  We entered into oral agreements with telemarketing firms to market web sites and other products. Depending on the product or service sold we pay a percentage of the sales to the telemarketing firm as negotiated. Telemarketers contact people who have attended the seminars or who have previously used our products. Telemarketers sell our products and services. Also, telemarketers may use names from other sources. Sales through telemarketing in the year 2000 provided approximately 22 per cent of revenues.

  We may also allow other companies to use our products under a different name or a private label, but we will always provide hosting services in that the Quicksitemaker software will be on our server and all web sites that may be offered or sold under the private label will be hosted exclusively on our server. A customer seeking a private label relationship may want a different look, different graphics or different templates, but the functionality of the Quicksitemaker software will not change. Compensation terms will be negotiated on a case by case basis. Presently we have arrangements with others for selling our products under a private label, but presently the private labels do not make a significant contribution to our revenues.

  No assurance can be provided that our new services  under  development or that
the  new  services  will  be  marketed   successfully  or  accepted  and  become
commercially viable.

Cancellations

  We experience cancellations by our subscribers. These cancellations may be permanent or may be for a limited time. In the first three to eight days after the sale typically thirty per cent of the subscribers cancel. This figure is based on our experience. Once the accounts become established, we experience a lower rate of cancellations. We have not had sufficient operating experience to determine cancellation patterns or percentages after the first three to eight days. Management believes it is vital and essential that we continue to add new subscribers regularly. If we failed to add new subscribers, the subscriber base over time will decrease causing costs to increase and profits to decline or become losses. Also, at times subscribers who have canceled reinstate our services.

Merchant Account and Credit Card Charges.

  We and the other entities selling our products typically receive payments through credit cards. Almost all of our revenues are from sales paid for by credit card accounts. Because of the high volume of transactions, the financial institutions where we have our accounts place restrictions on the volume of credit card vouchers which can be processed. Also, the financial institution will process the credit card vouchers and then hold reserves or restrict funds in our accounts. At times we have disagreed with the financial institutions about the size of the reserves and the length of time the reserves are held. Typically the financial institution will hold back at least five per cent of the Company's volume of credit card vouchers. These institutions are concerned about charge backs against the merchant account. A charge back occurs when the purchaser, the cardholder, refuses to pay for the products purchased and demands that the credit card company issue a credit for the amount billed. The restrictions or the placing of a hold on the funds in these merchant accounts may cause us to experience cash liquidity difficulties. We try to monitor the status of the funds in the merchant accounts so that cash flows will be sufficient to fund operations. Our finance department monitors the merchant accounts almost daily.

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

  In this report we make forward looking statement which we make pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We caution and advise investors, shareholders and readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involved risks and uncertainties that could cause actual results to differ material from those expressed or implied by any statements, including but not limited to, the following: our ability to maintain sufficient revenues to fund and maintain our operations and to meet our cash and working capital needs and to have sufficient revenues to continue or expand operations. Our business is dependent on the attendance at the seminars, the sales at the seminars, and cash flow being adequate to meet our working capital requirements. We assume no obligation to release publicly the revisions of any forward- looking statements or circumstances or to report the non- occurrence of any anticipated events.

  Management of the Company has had limited experience in the operation of a public company and the management of a large commercial enterprise.

  Our business may require us to develop or modify our products and perhaps even enter new fields of endeavor and new industries. We lack significant capital resources and it may be difficult in the future to enter into new businesses. If we seek funds from other sources, such funds may not be available on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

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

Employees

  We have approximately sixty full-time and part-time employees.

Item 2. Description of the Property and Facilities

  We lease approximately thirteen thousand square feet of office and research facilities in Draper, Utah. The five year lease has adjustments and currently is approximately $13,474 per month which is subject to adjustment.

Item 3. Legal Proceedings

  In April 1999 in the state courts of Utah we commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract between the Company and Home and seeking damages against Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business has filed a counterclaim seeking damages from the Company.

  In March 2001 we were named as a defendant in an action caption Executive Credit Services L.C. dba v. Global Web, Inc. seeking damages of approximately $60,000 for our purported failure to pay charge backs. We intend to defend this claim vigorously and we are assessing our claims against ECX which we will assert as a counterclaim or an offset.

  In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages of approximately $10,500. We believe that the money is not owed and we intend to defend this matter vigorously and may assert a counterclaim or offset.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the final quarter of the most recently completed fiscal year.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matter

  Presently our common stock is traded on the NASD Electronic Bulletin Board, also known as the "OTCEBB" under the symbol "ZWEB". The table below sets forth the closing high and low bid prices at which our shares of common stock were quoted during the quarter identified. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-ups, mark downs, or commission and may not even represent actual transactions. During some of the time periods shown below our common stock was traded on the National Quotations Bureau pink sheets.

                High      Low
                ----      ---
1998
December 31    $6.25     $6.25

1999
March 31       $6.25      $.20
June 30        $1.75      $.50
September 30   $1.25      $.20
December 31    $3.00      $.50

2000
March 31       $3.25     $2.00
June 30        $2.00     $1.00
September 30   $1.00      $.50
December 31    $1.05      $.50

  As of December 31, 2000, we had approximately 120 shareholders of record.

  Our shares are significantly volatile and subject to broad price movements and fluctuations and our shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the our activities.

  As of December 31, 2000, we had 8,687,600 shares of common stock issued and outstanding. Of these shares it is estimated that approximately 300,000 shares were free trading shares. The remaining shares are held by affiliates, but certain of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.

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

  We have not declared or paid any dividends to holders of our common stock. In the future it is unlikely that we will pay any dividends.

Item 6. Management's Discussion and Analysis.

  Because we have only a limited operating history our revenues may not continue in the future and the future operations may generate less revenues than current operations. For the period ended December 31, 2000, we had revenues of $9,224,926 compared to $2,587,480 for the year ended December 31, 1999, and had net income $434,527 compared to $71,855 for an increase of $362,672. Revenues increased by $6,637,446 because we sponsored our own seminars and we financed the leases of licenses through National First Financial, Inc., a wholly owned subsidiary. Previously the leases were sold on a discounted basis to an independent company. We commenced the self-financing in approximately August 2000. Management believes that our financing of the leases will continue and will significantly impact our revenues and profits. The leases provide for forty-eight monthly payments. We have recognized the revenues, but we have not been paid. We record the leases discounted to present value and with a reserve of twenty- five per cent. The twenty-five per cent reserve is an estimate and may be adjusted higher if our collection experience requires that adjustment. If we increase the reserve or if our actual collection experience is less than anticipated, our revenues, income, and assets will be adversely impacted.

  For  the  calendar  year  ended  general  and  administrative   expenses  were
$8,515,892 compared to $2,448,706 for 1999. General and administrative expenses increased $6,067,186.

  Total assets as of December 31, 2000, were $2,015,039 compared to $481,274 as of December 31, 1999, for an increase of $1,533,765. Assets increased because of the merchant accounts receivable, current and long-term, of $1,370,880. Cash decreased from $209,993 to $11,173. Pre-paid expenses increased to $344,220 from $30,273. Current liabilities increased by $750,943 from $298,860 as of December 31, 1999 to $1,049,803. Accounts payable during the period increased by $433,005 from $217,442 to $650,447 because of increased operations. Total liabilities increased $1,074,618 from $321,465 to $1,396,083. Total liabilities increased because of the increase in current liabilities. We are dependent upon future sales, maintaining our present level of subscribers, and monthly lease payments at anticipated levels to fund operations. Our primary objective is to increase the number of subscribers to our products and services and to continue the self-funding of additional leases. Our monthly payments from the leases should build to replace the funds we previously received from selling the leases on a discounted basis to another entity. Presently we have approximately 12,000 subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. The number of subscribers has increase in that new sales have been greater than cancellations. As of December 31, 2000, our current ratio was 0.66 compared to 1.0 as of December 31, 1999.

  For the period ended December 31, 1999, we had revenues of $2,587,480 compare to revenues of $1,135,772 for the same period a year earlier and selling, general and administrative expenses were $2,448,706 compared to $1,063,877. Net income was $71,855 compared to $48,395 a year earlier.

  Because of the financing of the leases our working capital needs have increased. Our cash position is low and we have obtained additional funds through borrowing. (See Related Party Transactions.) We may also sell some of the leases or borrow using the leases as collateral. Presently we have not made any decisions and we have not entered into any final contracts regarding the sale or pledge of the leases.

  We continue to evaluate our marketing plan and may seek other methods of selling our products.

 Item 7. Financial Statements

  The  financial  statements  are  filed as part of this  Annual  Report on Form
10-KSB.

                                GLOBAL WEB, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2000

                                GLOBAL WEB, INC.



                                TABLE OF CONTENTS


                                                                        Page


Independent Auditors' Report                                            F-1


Consolidated Balance Sheets -- December 31, 2000 and 1999            F-2 - F-3


Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999                                            F-4


Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2000 and 1999                                      F-5


Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and  1999
                                                                        F-6


Notes to Financial Statements                                        F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GLOBAL WEB, INC.


We have audited the accompanying consolidated balance sheets of Global Web, Inc. (a Utah Corporation) and its wholly-owned subsidiaries, Global Web, Inc. (a Nevada corporation) and National First Financial, Inc. (a Utah corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Web, Inc. as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.




By: /s/ Mantyla McReynolds
--------------------------
        Mantyla McReynolds

Salt Lake City, Utah
March 26, 2001

                                GLOBAL WEB, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
Current Assets:                                                                      2000                 1999
                                                                                ----------------     ---------------
     Cash                                                                       $        11,173      $      212,182
     Current portion of merchant contracts receivable - Note 13                         334,471                 -0-
     Accounts receivable-net of $0 allowance for doubtful accounts                          -0-              25,475
     Receivable from related party - Note 3                                                 -0-              32,740
     Prepaid expenses                                                                   343,220              30,273
                                                                                ----------------     ---------------
          Total Current Assets                                                          688,864             300,670
                                                                                ----------------     ---------------

Property and Equipment:
    Property and Equipment - Notes 1& 4                                                 281,242             187,752
    Less: Accumulated depreciation                                                     (117,472)            (78,914)
                                                                                ----------------     ---------------
          Net Property and Equipment                                                    163,770             108,838
                                                                                ----------------     ---------------

Other Assets:
    Merchant contracts receivable-net of $422,720 allowance and net
    of current portion - Note 13                                                      1,036,409                 -0-
    Depository  reserves - Note 9                                                       112,011              66,303
    Deposit                                                                              13,985               5,463
                                                                                ----------------     ---------------
          Total Other Assets                                                          1,162,405              71,766
                                                                                ----------------     ---------------
               Total Assets                                                     $     2,015,039      $      481,274
                                                                                ================     ===============

                 See accompanying notes to financial statements.

                                GLOBAL WEB, INC.
                     Consolidated Balance Sheets[continued]
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:                                                           2000         1999
                                                                 ----------   ----------
   Current Liabilities:
     Accounts payable                                            $  650,447   $  217,442
     Payroll liabilities                                             54,921       27,701
     Deferred revenue - Note 7                                       16,030       20,092
     Income taxes payable - Notes 1 & 2                                   0       17,441
     Line of credit - Note 11                                       273,909        8,892
     Note payable to related party - Note 3                          45,000          -0-
     Current portion of long-term liabilities - Note 10               9,496        7,292
                                                                 ----------   ----------
           Total Current Liabilities                              1,049,803      298,860
                                                                 ----------   ----------

  Long Term Liabilities:
     Deferred tax liability - Notes 1& 2                            276,145       10,168
     Note payable - Note 14                                          50,000          -0-
     Leases payable net of current portion - Note 10                 20,135       12,437
                                                                 ----------   ----------
            Total Long Term Liabilities                             346,280       22,605
                                                                 ----------   ----------
            Total Liabilities                                     1,396,083      321,465
                                                                 ----------   ----------

Stockholders' Equity:
  Preferred stock--5,000,000 shares authorized, $.001 par
  value,-0- shares outstanding                                          -0-          -0-
  Common stock -- 90,000,000 shares authorized, $.001 par
  value; 8,687,600 and 8,564,500 shares issued and outstanding        8,688        8,565
  Additional Paid-In Capital                                        309,478      284,981
  Retained earnings/accumulated deficit                             300,790     (133,737)
                                                                 ----------   ----------
               Total Stockholders' Equity                           618,956      159,809
                                                                 ----------   ----------
               Total Liabilities and Stockholders' Equity        $2,015,039   $  481,274
                                                                 ==========   ==========

                 See accompanying notes to financial statements.

                                GLOBAL WEB, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                     2000           1999
                                              -----------    -----------

Revenues                                      $ 9,224,926    $ 2,587,480


General and Administrative Expenses             8,515,892      2,448,706
                                              -----------    -----------

Net Income from Operations                        709,034        138,774

Interest Expense                                   (8,391)        (3,809)

Legal settlement - Note 8                             -0-        (35,500)
                                              -----------    -----------

           Net Income Before Income Taxes         700,643         99,465


        Provision for Income Taxes - Note 2       266,116         27,610
                                              -----------    -----------


                     Net Income               $   434,527    $    71,855
                                              ===========    ===========



Income Per Share                              $      0.05    $      0.01
                                              ===========    ===========


Weighted Average Shares Outstanding             8,659,670      8,564,500
                                              ===========    ===========

                 See accompanying notes to financial statements.

                                GLOBAL WEB, INC.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 1999

                                                                       Accumulated
                                                            Additional   Deficit/       Total
                                     Number of     Common     Paid-in    Retained    Stockholders'
                                       Shares      Stock      Capital    Earnings       Equity
                                     ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1998           8,564,500   $   8,565   $ 284,981   $(205,592)   $  87,954

Net income for the year ended
December 31, 1999                         --          --          --        71,855       71,855
                                     ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1999           8,564,500       8,565     284,981    (133,737)     159,809

Issued shares for services at $.20
per share, March 6, 2000 (Note 12)     115,000         115      22,885        --         23,000

Issued shares for services at $.20
per share, November 20, 2000
(Note 12)                                8,100           8       1,612        --          1,620

Net income for the year ended
December 31, 2000                         --          --          --       434,527      434,527
                                     ---------   ---------   ---------   ---------    ---------

Balance, December 31, 2000           8,687,600   $   8,688   $ 309,478   $ 300,790    $ 618,956
                                     =========   =========   =========   =========    =========

                 See accompanying notes to financial statements.

                                GLOBAL WEB, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                                               2000           1999
                                                                        -----------    -----------
Cash Flows From Operating Activities
Net Income                                                              $   434,527    $    71,855
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            38,558         35,484
    Bad debt expense                                                        613,646            -0-
    Increase in accounts receivable                                      (1,926,311)       (41,471)
    Decrease (increase) in prepaid expenses                                (312,947)        30,798
    Increase (decrease) in deferred revenue                                  (4,062)         8,746
    Increase in deferred taxes payable                                      276,145            -0-
    Increase in current liabilities                                         432,616        239,037
    Issued stock for services                                                24,620            -0-
                                                                        -----------    -----------
       Net Cash Provided by(Used for) Operating Activities                 (423,208)       344,449

Cash Flows From Investing Activities
    Lease deposit                                                            (8,522)        (5,463)
    Merchant reserves                                                       (45,708)       (66,303)
    Purchases of property and equipment                                     (93,490)       (91,311)
                                                                        -----------    -----------
              Net Cash Used for Investing Activities                       (147,720)      (163,077)

Cash Flows From Financing Activities
    Increase in line of credit                                              265,017          8,892
    Increase in long term debt                                              104,902         19,729
                                                                        -----------    -----------
              Net Cash Provided by Financing Activities                     369,919         28,621

Net Increase (Decrease) in Cash                                            (201,009)       209,993

Beginning Cash Balance                                                      212,182          2,189
                                                                        -----------    -----------

Ending Cash Balance                                                     $    11,173    $   212,182
                                                                        ===========    ===========

Supplemental Disclosure Information:
   Cash paid during the year for interest                               $     8,391    $     3,809
   Cash paid during the year for income taxes                           $    17,435    $     8,926

                 See accompanying notes to financial statements.

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------------

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

         Global Web,  Inc.  (Subsidiary)  was created with two classes of stock:
         45,000,000 shares authorized of common stock and 5,000,000 shares of preferred stock, each with $.001 par value. The preferred stock has the voting rights of one thousand votes per share, but has no preferences or rights as to dividends, redemptions, dissolutions, distributions, conversions, or exchanges. At the time of the name change, Global Web, Inc. (Parent) effected a change in the capital structure. The capitalization of the Company was changed to common stock authorized
         90,000,000 shares, $.001 par value and preferred stock authorized 5,000,000 shares, $.001 par value.

         In March 1999, the Company (Global Web, Inc. (Parent)) changed its name from American Restaurant Management, Inc. to Global Web, Inc. (Parent) and did a reverse stock split of 1 for 100 shares. After the reverse split was effected, Global Web, Inc.(Parent) issued 8,000,000 shares of common stock for all of the outstanding stock of Global Web, Inc.(Subsidiary). The consolidated financial statements for 1999 are presented with the reverse stock split and the issuance of the 8,000,000 shares to give the effect as if the transaction had occurred prior to the actual 1999 transaction date.

         In July 2000, the Company formed a wholly owned subsidiary known as National First Financial, Inc. (National). This corporation was created to administer leases of licenses to use virtual credit card terminals sold in conjunction with merchant accounts, which the Company markets with its web-hosting services.

         BASIS FOR CONSOLIDATION
         -----------------------

         The three companies (Parent, Subsidiary, and National) are combined into Global Web, Inc., a consolidated group of corporations known in this report as the Company. The accounting for the acquisition of all the stock of Global Web, Inc. (Subsidiary) is treated as a "reverse acquisition" whereby the stockholders of the acquired corporation (Global Web, Inc. (Subsidiary)) took control of the parent corporation (Global Web, Inc. (Parent)). The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of Global Web, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                          December 31, 2000 [continued]

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]
         -----------------------------------------------------------------------


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


         PROPERTY & EQUIPMENT
         --------------------

         Property and equipment are recorded at cost. Repairs and maintenance are charged to operations and renewals and additions are capitalized. Depreciation is based on the estimated useful life of the assets (2 to 7 years), either on a straight line or declining balance basis.

         STATEMENT OF CASH FLOWS
         -----------------------

         For purposes of the statements of cash flows, the Company considers cash on hand and on deposit in the banks to be cash. The Company had $11,173 and $212,182 in cash at December 31, 2000 and 1999, respectively.

         DEFERRED INCOME TAXES
         ---------------------

         In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company has adopted SFAS No. 109 for financial reporting purposes. See Note 2 below.

         REVENUE RECOGNITION
         -------------------

         Revenue is recognized when earned, as products are completed and delivered or services are provided to customers. Where revenue is collected in advance it is amortized over the applicable service period.

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                          December 31, 2000 [continued]

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]
         -----------------------------------------------------------------------

         SOFTWARE COSTS
         --------------

         Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis and using straight-line methods over the established economic life of the product.


NOTE 2   INCOME TAXES
         ------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax items at December 31, 2000 are summarized below. Tax rate includes 34% federal and 5% state.

                                 Deferred tax items           Balance            Tax           Rate
                         --------------------------       -----------    -----------    -----------
               Loss carryforward(expires 2020)            $   684,429    $   266,927             39%

               Allowance for uncollectible merchant
               contract receivable                            422,720        164,861             39%

               Deferred income on contracts                (1,793,600)      (699,504)            39%

               Tax depreciation in excess of book             (21,612)        (8,429)            39%

               Valuation allowance                               --      $         0           --
                                                          -----------    -----------    -----------

                    Deferred tax liability                       --      ($  276,145)          --
                                                          ===========    ===========    ===========

         The Company has a net deferred tax liability and no allowance has been provided for the deferred tax assets. The valuation allowance has not changed from the prior year amount of $0.

         The current year provision for income taxes is summarized below:

               Deferred tax liability 12/31/99          $    10,168

               Minimum Franchise & other taxes                 (139)

               Deferred tax liability 12/31/00             (276,145)
                                                        -----------

               Provision for income taxes, 2000            (266,116)


NOTE 3   RELATED-PARTY TRANSACTIONS/SUBSEQUENT EVENT
         -------------------------------------------

         The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. For the years 2000 and 1999, the Company paid $787,563 and $168,054, respectively, to the related party. The amounts due, included in accounts payable, at December 31, 2000 and 1999 were $130,230 and $97,780, respectively. The Company billed the related party, $32,740, for reimbursement of expenses incurred while jointly hosting seminars during 1999; they billed none for 2000.

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                          December 31, 2000 [continued]
10

NOTE 3   RELATED-PARTY TRANSACTIONS[continued]
         -------------------------------------

         An officer and shareholder has loaned money to the Company during 2000 to provide additional working capital. The Company is paying interest monthly on the note payable at 9.5% APR. The principal balance of $ 45,000 is due on demand and is unsecured.

         In January 2001, another related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 4   PROPERTY AND EQUIPMENT
         ----------------------

         The major classes of assets as of the balance sheet date are as follows:

                                                  Accumulated
                Asset Class                Cost   Depreciation    Net     Method
                -----------                ----   ------------    ---     ------
         Office & Computer Equipment     $189,619   $ 82,041   $107,578   SL/DDB

         Furniture & Fixtures              48,937     10,689     38,248   SL

         Software                          42,686     24,742     17,944   SL
                                         --------   --------   --------   ------

         Total                           $281,242   $117,472   $163,770     --
                                         ========   ========   ========   ======

         The Company has acquired approximately $44,015 in furniture and equipment financed through capital lease. Depreciation and amortization expense for 2000 and 1999, including the amortization of assets acquired by capital lease, was $38,558 and $35,484, respectively. Software amortization (included with depreciation) was $9,374 and $15,368 for 2000 and 1999.

NOTE 5   OFFICE LEASE
         ------------

         In May, 1999 the Company entered into an operating lease with an unrelated party for its facilities. The lease was for a period of three years. However, in late 2000 the Company negotiated a new lease on another facility (13,251 square feet) owned by the same landlord. The Company moved to the new facility in January and February of 2001. The new lease is for a five year period commencing February 1, 2001. The annual minimum rent payments for the term of the new lease are as follows: 2001 $ 151,227 2002 171,024 2003 177,865 2004 184,980 2005
         192,379 2006 16,083 Additional common area maintenance fees are estimated to be approximately $65,000, annually. Rent expense for 2000 and 1999 was $97,394 and $48,616, respectively.

NOTE 6   SIGNIFICANT CONCENTRATION OF CREDIT RISK
         ----------------------------------------

         The Company has no single customer that represents a significant portion of total revenues. The Company's activities are limited only by access to the Internet and not by any geographic boundaries. The Company extends credit on a non-collateral basis. Accordingly, should the Company's customers fail to perform according to the terms of the contract, the Company would be required to seek relief through the legal system as an unsecured creditor.

NOTE 7   DEFERRED REVENUE
         ----------------

         The company provides Internet services on a monthly, prepaid basis. Deferred revenue represents billings for which services will be provided in January 2001.

NOTE 8   CONTINGENCIES/SUBSEQUENT EVENTS
         -------------------------------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

         In 1999 the Company settled two claims totaling $35,500. Of this amount, $13,500 was paid in September of 1999, the remaining $22,000 was accrued as of December 31, 1999 and was paid in 2000.

         In April 1999, the Company commenced an action seeking to enforce a contract between the Company and Home Business Solutions and seeking damages against Joseph Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business Solutions, Inc. has filed a counterclaim seeking damages. The Company intends to defend vigorously the counterclaim, and believes there will be no unfavorable outcome. Certain motions are now pending in this matter.

         The Company has been named as a defendant in a matter captioned Executive Credit Services, L. C. dba E-Commerce Exchange v. Global Web, Inc. The Complaint seeks damages of approximately $61,555, for breach of contract. The Company has filed a motion to dismiss on the basis that the plaintiff never performed under the contract terms. No liability has been anticipated nor accrued.

         The Company has also been advised that a vendor, Custom Travel, intends to make a claim based on airline travel bookings, for damages of $10,500. The Company intends to contest this claim and has not accrued any liability as of December 31, 2000.

NOTE 9   DEPOSITORY RESERVE
         ------------------

         The Company has several merchant accounts for processing credit card charges. Some of the accounts have stipulations that the merchant account company will reserve a percentage of all charges until the reserve reaches a balance of $150,000 for each account or for a total of $300,000. As of December 31, 2000 and 1999, the Company has a reserve balance of $112,011 and $66,303.

NOTE 10  CAPITAL LEASE
         -------------

         The Company has entered into two capital leases for the purchase of office furniture & equipment as follows.

            Description              Balance at 12/31/00      Monthly Payment        Final Maturity
            -----------              -------------------      ---------------        --------------
            Furniture & Equipment                $11,097                 $819             June 2002

            Copier/scanner                       $18,534                 $377          October 2005
                                                 -------                 ----
                                                 $29,631               $1,196

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                          December 31, 2000 [continued]

NOTE 10  CAPITAL LEASE[continued]
         ------------------------

         The following table shows the required lease payments for the term of the contracts.


            Year         Interest       Principal           Total Payment
            ---------    -----------    ---------------     --------------------

            2001         $    1,917       $      9,496                  $11,413

            2002              1,049              8,387                    9,436

            2003                606              3,918                    4,524

            2004                361              4,163                    4,524

            2005                103              3,667                    3,770
                         -----------    ---------------     --------------------
            Totals       $    4,036       $     29,631                  $33,667
                         ===========    ===============     ====================


NOTE 11  LINE OF CREDIT
         --------------

         The Company has two lines of credit with local financial institutions.

                                     Interest
             Credit line limit       rate         Maturity     12/31/00 balance      Security
             -----------------       ----         --------     ----------------      --------
                                                                                     Receivables & other
             $         250,000       10.0%        On demand    $        250,000      property

                        25,000       14.5%        Revolving              23,909      None
             -----------------                                 ----------------

             $         275,000                                 $        273,909
             =================                                 ================


NOTE 12  COMMON STOCK
         ------------

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

         On November 20, 2000, the Company authorized the issuance of 8,100 shares of common stock to various employees and consultants for services. The shares are "unregistered" and "restricted" and were recorded at $.20 per share.

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                          December 31, 2000 [continued]

NOTE 13  LEASE CONTRACTS RECEIVABLE
         --------------------------

         As noted in Note 1, Global Web, Inc. formed National First Financial, Inc. to administer leases of licenses to use virtual credit card terminals sold in conjunction with merchant accounts. At December 31, 2000 the company recorded the value of these leases ($1,793,600) on their books as sales-type leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases as amended by SFAS No. 91 and 98. An allowance has been set up to provide for uncollectible leases ($422,720). Differences in accounting for these lease contracts for book and tax purposes gives rise to a net deferred tax liability (see Note 2) which is included on the balance sheet.

         This receivable is comprised of approximately 870 contracts. Each non-cancellable agreement calls for an initial payment of $69.95 plus 47 monthly payments of the same amount. The customer has the option of paying cash for the service of $2,195, or financing over 48 months. The Company has estimated that potentially one fourth of the contracts funded may become uncollectible over the contract period. This estimate is based on a short history of activity with these accounts and as well as feedback from the Company's previous funding source. Future minimum payments to be received are as follows:

                                  Year              Principal      Interest
                                  ----            ------------  -------------
                                  2001            $    334,471  $     395,807

                                  2002                 410,832        319,446

                                  2003                 523,953        206,325

                                  2004                 524,344        145,078
                                                  ------------- --------------
                                                 $  1,793,600  $   1,066,656
                                                  ============= ==============

NOTE 14  NOTE PAYABLE/STOCK WARRANTS
         ---------------------------

         To accommodate future financial needs of the Company, the directors authorized the sale of promissory notes up to an amount of $500,000 and to issue warrants based on the amount of notes sold at the rate of thirty percent or 150,000 warrants. These warrants shall have a term of two years and shall expire on November 30, 2002. They are exercisable at the price of $1.00 per share for the Company's $.001 par common stock. Upon issuance, the warrant shares are to be "unregistered" and "restricted". As of December 31, 2000, one note had been issued for $50,000. The note is pre-payable without penalty provided that ten days prior notice is made. The note bears simple interest at ten percent to be paid annually. As of December 31, 2000, no warrants had been exercised. The market value of the Company's stock on the date the warrants were issued was approximately $1.00, thus no compensation expense or equity has been recorded.


NOTE 15  POST RETIREMENT BENEFIT PLAN
         ----------------------------

         The Company provides and maintains a 401(k) defined contribution savings plan for its full-time employees. No mandated contribution is required by the plan. All plan funds are invested through independent third parties. The Company contribution for 2000 totaled $ 0.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

  During the calendar year 2000 there were no changes or disagreements with our accountants, although in March 2000 we changed auditors to Mantyla McReynolds of Salt Lake City, Utah.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

        Name, Age and Office

        Lee Burbidge, 59, Chairman, Board of Directors and Secretary Brae Burbidge, 34, Director and President
        Douglas Owen 60, Director

  The following are biographical summaries of the experience of the officers and directors of the Company.

  Lee Burbidge attended the University of Utah and Brigham Young University where he studied Hispanic-American relations and business management. Mr. Burbidge is one of founders of the Company. Over the past twenty-five years Mr. Burbidge has been active in real estate development for projects in which he has an interest and for others. He was a development and syndication consultant throughout the Western United States and Canada. He owned and financed new car franchises and a lease company. He was a partner in Foodstuff International, a multinational foodstuff dehydration facility in Mexico.

  Mr.  Burbidge  is the sole  owner of Lee  Burbidge,  Inc.,  and  first  Realty
Advisors. Lee E. Burbidge, Inc., is a corporation that offers for sale an audio-visual workbook called "For Sale by Owner", a service designed to assist individual homeowners to sell their real property without hiring a real estate agent. First Realty Advisors is a commercial real estate brokerage development corporation. Mr. Burbidge is an officer and a director of StarGate Global, Inc., a Utah corporation.

  Brae Burbidge received in 1992 a Bachelor of Arts degree from the University of Utah in political science and accounting. While at the University of Utah Mr. Burbidge served an internship at the U.S. Supreme Court. In 1996 he founded and developed Stargate Marketplace, an Internet mall. Mr. Burbidge developed the concept for the mall and guided its development to completion. Later, Mr. Burbidge transferred the mall to StarGate Global, Inc., a Utah corporation. He was one of the founders of that company and is an officer and a director. Mr. Burbidge has extensive experience improving the marketing capabilities of small businesses and entrepreneurs. Also, Mr. Burbidge is a director of Q-Comm, Inc., a public company.

  Douglas Owen attended the University of Utah and studied Business Administration and Marketing. For the past twenty years he has specialized in real estate development and marketing in Utah, Washington, California, New York, Kentucky, Tennessee, and Arizona. Mr. Owen is a licensed real estate agent in Arizona and California. He has provided consulting services to several major corporations. Presently, Mr. Owen is the President of Uni-Med Realty Advisors, Inc.

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

Significant Employees and Managers

  None.

Timely Reports

  Based solely upon a review of the reports on Forms 4 and 5 received by us pursuant to Rule 16a-3(e) it appears that approximately seventeen forms were required to be filed and approximately ten were filed late. No report was filed more than eight days late.

Item 10. Executive Compensation

  Currently we have no employment agreement with any of our officers, directors or employees. During the year ended December 31, 2000, Brae Burbidge received compensation of $69,510 and benefits of approximately $4,692 and received no other compensation. Mr. Lee Burbidge received compensation of $49,418 and benefits of approximately $5,712 and received no other compensation.

Employment Agreements

  We have no employment agreements or contracts with any employees. Each employee has signed a non-disclosure agreement with us. We have no stock option or incentive plans. As of December 31, 2000, there were no warrants or options issued or outstanding to officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of December 31, 2000, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership         Of Class(1)
-------------------            --------------------         -----------
Lee Burbidge                       1,635,100                    19
11814 So. Election
Road, No. 100
Draper, Utah

Brae Burbidge                     1,994,100                     23
11814 So. Election
Road, No. 100
Draper, Utah

Douglas Owen                        100,000                      1
1601 Dove Street
Newport Beach, CA 92660

All Executive Officers &          3,729,200                     43
Directors as a Group

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership         Of Class(1)
-------------------            --------------------         -----------
Bret Burbidge                     1,980,500                     23
6299 Jamestown Circle
Salt Lake City, Utah

Wallace Boyack                    1,837,970                     21
350 South 400 East
No. 105
Salt Lake City, Utah

  (1) Based on 8,687,600 shares of common stock outstanding as of December 31, 2000.

  Lee Burbidge is the father of Brae Burbidge and Bret Burbidge.

Item 12. Certain Relationships and Related Transactions

  During 2000 and 1999 Wallace Boyack performed legal services for us and received compensation less than $60,000 per year.

  In addition, the following transactions occurred in which officers, directors or five per cent shareholders had an interest.

  Relatives of the Burbidges, who are employees, received total compensation of less than $60,000 per year in each of the last two years. In addition, a company owned and controlled in part by a major shareholder sold leads to us and shared costs of sponsoring seminars and also shared in the proceeds. In 2000 we paid the company $787,563 and on December 31, 2000, we had a balance owing of $130,230. In addition, the wife of a major shareholder received benefits of approximately $6,540 for providing benefit consulting services.

  During part of 2000 three children of Wallace Boyack were part- time employees for us. All received compensation less than $60,000. In addition, relatives of Lee Burbidge and Bret Burbidge during 2000 and 1999 were our employees. None of them during 2000 and 1999 received compensation in excess of $60,000. Dan Owen, a supervisor in our accounting department and the son of a director, during 2000 received compensation that was less than $60,000.

  In addition, the Company hosts StarGate Market Place, an Internet mall owned by StarGate Global, Inc., a company owned by our four primary shareholders. Those shareholders are Brae Burbidge, Lee Burbidge, Bret Burbidge, and Wallace Boyack. We are paid our costs plus ten per cent for our services.

Loans from officers and Shareholders.

  A major shareholder loaned us $20,000 in January 2001. That loan bears interest at ten per cent per annum and is now a demand loan. An officer loaned us beginning in December 2000 $45,000 bearing interest at 9.5 per cent and a major shareholder loaned us $34,000 bearing interest at 10 per cent. Both are demand loans. We used these funds for working capital.

Recent sales and issuance of securities.

  In November 2000 we commenced a private offering of $500,000 promissory notes and warrants. In the offering we issued a promissory note for $50,000 and issued warrants to purchase 15,000 shares at a purchase price of $1.00 per share. The warrants expire on November 30, 2002. On March 6, 2001, the directors determined to end the private offering.

  On March 6, 2001, the directors authorized the issuance of 55,000 shares of common stock to four individuals for consulting services to the company. These shares may be registered under Form S-8.

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


b. Reports on Form 8-K.

  On December 14, 2000, we filed a report on Form 8-K to disclose certain matters.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GLOBAL WEB, INC.

                    By /s/ Brae Burbidge
                    --------------------
                           Brae Burbidge
                           Title: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive and Financial Officer)



                                     Date: March 30, 2001
                                           --------------


DIRECTORS

/s/ Brae Burbidge
-----------------
BRAE BURBIDGE, DIRECTOR
Date: March 30, 2001

/s/Lee Burbidge
LEE BURBIDGE, Director
Date: March 30, 2001