Form 10QSB
period 2001-03-31
GLOBAL WEB INC
filed 2001-05-21
CIK 1028379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                  FORM 10-QSB
                                  -----------

                        For Quarter Ended March 31, 2001

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
                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number
including area code                                  (801)838-7400

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


As of March 31, 2001, Registrant had 8,687,600 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, we have made all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of our operations from January 1, 2001, through March 31, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                GLOBAL WEB, INC.

                   Condensed Consolidated Financial Statements
                                 March 31, 2001

                                Global Web, Inc.
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                       Unaudited                Audited
                                                                     March 31, 2001        December 31, 2000
                                                                     --------------        -----------------

Current Assets:
      Cash                                                             $   39,242             $   11,173
      Current portion of Merchant Lease Receivable                        586,590                334,471
      Prepaid Expenses                                                    332,073                343,220
                                                                        ---------              ---------
            Total Current Assets                                          957,906                688,864

Property and Equipment                                                    401,168                281,242
Less. Accumulated Depreciation                                           (140,110)              (117,472)
                                                                        ---------              ---------
      Net Property and Equipment                                          261,059                163,770

Other Assets:
      Merchant  Lease Receivable-net of $696,524 and $422,720
      allowance less current portion                                    1,817,625              1,036,409
      Depository Reserve                                                  154,459                112,011
      Deposits                                                             13,985                 13,985
                                                                        ---------              ---------
            Total Other Assets                                          1,986,069              1,162,405
                                                                        ---------              ---------
                Total Assets                                           $3,205,033             $2,015,039
                                                                       ==========             ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                Global Web, Inc.
                      Condensed Consolidated Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                       Unaudited                Audited
                                                                     March 31, 2001        December 31, 2000
                                                                     --------------        -----------------
Liabilities:
      Current Liabilities:
            Accounts Payable                                           $1,261,533              $    650,447
            Payroll Liabilities                                            96,712                  54,921
            Deferred Revenue                                               16,030                  16,030
            Line of Credit                                                273,470                 273,909
            Notes Payable                                                  99,000                  45,000
            Current portion of long-term debts                             23,609                   9,496
                                                                        ---------               ---------
                Total Current Liabilities                               1,770,355               1,049,803
                                                                        =========               =========
      Long-Term Liabilities:
            Deferred Tax Liability                                        389,677                 276,145
            Leases Payable net of current portion                          74,982                  20,135
            Notes Payable                                                 173,486                  50,000
                                                                        ---------               ---------
                Total Long-Term Liabilities                               638,145                 346,280
                                                                        =========               =========
                       Total Liabilities                                2,408,500               1,396,083

Stockholders' Equity:
      Preferred stock--5,000,000 shares authorized, $.001
      par value, -0- shares outstanding                                         0                       0
      Common stock -- 90,000,000 shares authorized, $.001
      par value; 8,687,600 shares issued and outstanding                    8,688                   8,688
      Additional Paid In Capital                                          309,478                 309,478
      Accumulated Surplus/(deficit)                                       478,367                 300,790
                                                                        ---------               ---------
            Total Stockholders' Equity                                    796,533                 618,956
                                                                        ---------               ---------
                Total Liabilities & Stockholders' Equity               $3,205,033              $2,015,039
                                                                        =========               =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                Global Web, Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                        March 31, 2001           March 31, 2000
                                                   -----------------------     ---------------------

Revenues                                                  $4,956,129               $1,345,353


General and Administrative Expenses                        4,653,708                1,191,856
                                                           ---------                ---------

        Net Income from Operations                           302,422                  153,497

Interest Expense                                              11,313                    1,023
                                                           ---------                ---------
        Net Income before Taxes                              291,109                  152,474

Provision for Income Taxes                                   113,533                   59,465

        Net Income                                        $  177,577               $   93,009
                                                           =========                =========
Income per share                                          $     0.02               $      0.01
                                                           =========                =========
Weighted Average Shares Outstanding                        8,687,600                8,611,167
                                                           =========                =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                Global Web, Inc.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                    Unaudited



                                                               March 31, 2001         March 31, 2000
                                                             -----------------       ----------------
Cash Flows from Operating Activities
Net income (loss)                                               $   177,577           $    93,009
   Adjustments to reconcile net income to net cash from
    operating activities
      Depreciation                                                   22,638                 5,400
      (Increase) decrease in current assets                      (1,022,189)             (189,592)
      Increase (decrease) in current liabilites                     652,877                 7,616
      Change in deferred tax liability                              113,532
      Issued stock for services                                           0                28,000
            Net cash used in/provided by operating activities       (55,565)              (55,567)

Cash Flows from Investing Activities
      Purchase of equipment                                        (119,926)               (8,727)
      Increase in depository reserves                               (42,448)              (16,578)
                                                                -----------           -----------
           Net cash used in/provided by investing activities       (162,374)              (25,305)

Cash Flows from Financing Activities
      Increase (decrease) in long-term debt                         246,446                21,114
                                                                -----------           -----------
      Net cash used in/provided by financing activities             246,446                21,114

Net increase (decrease) in cash                                      28,508               (59,758)

Beginning Cash                                                       11,173               212,182

Ending Cash                                                     $    39,681           $   152,424
                                                                ===========           ===========

Supplemental Disclosure Information:
      Cash paid during the period for interest                  $    11,313           $     1,023
      Cash paid during the period for taxes                     $         0           $         0



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GLOBAL WEB, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001


NOTE 1      BASIS OF PRESENTATION
            ---------------------
            The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 2000.

NOTE 2      COMMON STOCK
            ------------
            On March 7, 2001 the Board of Directors adopted a resolution authorizing the issue of 138,000 shares of the Company's common stock to various employees and vendors. In addition, subsequent to March 31, 2001, 100,000 shares of common stock were authorized for issuance to two individuals.


NOTE 3      RELATED-PARTY TRANSACTION
            -------------------------
            The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January, 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 4      SUBSEQUENT EVENT
            ----------------
            In April 2001, we sold a group of our merchant leases to a third party on a discounted basis for approximately $600,000. The lease becomes the property of the third party. We still continue to service the customer for our web-hosting and other services. We used those funds for working capital and other purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

  For the three month period ended March 31, 2001, we had revenues of $4,956,129 compared to revenues of $1,345,353 for the same period a year earlier for an increase of $3,610,776, an increase of two hundred and sixty-eight per cent (268%). Our income (after taxes) was $177,577 compared to income (after taxes) of $93,009 for an increase of $84,568, an increase of 90 per cent. The increases in revenues and profits are attributable to the internal financing of Merchant Leases. Previously we sold leases at a discount to third parties. Since September 2000 we have financed the leases. The leases provide for monthly payments over a term of forty-eight months. On our financial statements we recognize the discounted value of the leases as revenues; yet the actual payments are received over the forty- eight month term. During the current period expenses were $4,653,708 compared to $1,191,856 for the same period a year earlier. Expenses increased $3,461,852, an increase of two hundred and ninety per cent (290%). Expenses were higher because of our increase in marketing activities, new personnel hires, and expenses associated with our move to new office space. Our past revenues may not continue in the future and future operations may generate less revenues than current operations.

  As of March 31, 2001, our total assets were $3,205,033 compared to $2,015,039 as of December 31, 2000, for an increase of $1,189,994. Assets increased primarily because of an increase of $1,033,335 in Merchant Lease Receivables combining the increase in the current portion and long-term portion. As of the period end current liabilities were $1,770,355 compared to $1,049,803 as of
December 31, 2000. As of the period end accounts payable were $1,261,533 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increase marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases. The increase in current liabilities indicates that our cash flows are insufficient to fund our current level of operations. We are evaluating different alternatives to augment working capital including but not limited to loans, selling equity and sale of Merchant Leases on a discounted basis. Shareholders equity during the period increased from $618,956 to $796,533 for an increase of $177,577 or approximately twenty-eight per cent (28%). We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 12,000 active subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of March 31, 2001, our current ratio was 0.54 compared to 0.66 as of December 31, 2000.

   This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to maintain sufficient revenues to fund and maintain and continue our operations and to meet our cash and working capital needs.

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

   In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages of approximately $10,500. We believe that the money is not owed and we intend to defend this matter vigorously.

Item 2. Changes in Securities.

  In March we agreed to issue 55,000 shares of our common stock to four individuals who provided consulting services to us. In addition, we agreed to issue 83,000 shares of common stock as bonuses to certain employees. Still further, we agreed to issue an additional 100,000 shares of common stock to two individuals. These shares have not yet been issued but will be issued in the near term. As of the date of this report only 55,000 shares have been issued.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
   None.

Item 5. Other Information.

   In April 2001 after the end of the current period, we sold some of the Merchant Leases to a third party on a discounted basis for approximately $600,000. After the first monthly payment is made the Leases belong to the third party. We used the funds to purchase equipment and for working capital and to fund operations. In the future we may sell additional Merchant Leases. No policy or plan has been developed regarding any number of Leases that we may sell to others. Because of our cash flow requirements it may be necessary to sell or pledge additional Leases to obtain additional working capital.

   Recently on a trial basis we had a third party provide web hosting and web site making services to our new customers. We will evaluate the results of this activity to determine its impact on our revenues and customer satisfaction and retention. Depending on the results of this test, our development of additional services and programs may be changed or altered. We have not established the details of our relationship with the provider and the terms and conditions have not been determined. For the near term the provider will receive the monthly hosting fees for the accounts it services.

   Recently we determined to reduce our marketing efforts in sponsoring seminars. We regularly evaluate our marketing efforts through the seminars and continue to make adjustments. Other marketing methods and alternatives are under consideration that may involve additional telemarketing and modifications to our seminar format. We are dependent on future sales of our products and services to fund our operations.

   Most of our sales are paid by credit card. We have a merchant account to process the credit card purchases. Recently we made a change in our merchant account. Previously the merchant account provider required significant reserves, which means that the merchant account provider is holding our funds against the possibility of future charge backs. It is essential that we have a merchant account so that we can process our receipts.


Item 6. Exhibits and Reports on Form 8-K.
         A. EXHIBITS
No.   Description
3(i)  Articles of Incorporation-filed on August 11, 1999.
 (ii) Amendments to Articles of Incorporation-filed on August 11,
1999.
 (iii)Bylaws-filed on August 11, 1999.
10  Stock Purchase Agreement-filed on August 11, 1999.
21  Subsidiary of the Registrant-filed on September 24, 1999.


         B. Reports on Form 8-K.

        During the period on February 6, 2001, we filed an amended report on Form 8-K to a prior report dated March 8, 2000.

                                   Signatures
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 18, 2001
     -----------------

Global Web, Inc.


By: /s/ Brae Burbidge
    ---------------------------------------
        Brae Burbidge
        President and Chief Executive Officer

By: /s/ Brae Burbidge
    ---------------------------
        Brae Burbidge
        Chief Financial Officer