Form 10QSB
period 2001-06-30
GLOBAL WEB INC
filed 2001-08-13
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of June 30, 2001, Registrant had 8,742,600 shares of common stock, par value of $.001 per share, issued and outstanding.

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

   In our opinion, we have made all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of our operations from January 1, 2001, through June 30, 2001 and from April 1, 2001 through June 30, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                GLOBAL WEB, INC.

                   Condensed Consolidated Financial Statements
                                  June 30, 2001

                                Global Web, Inc.
                      Condensed Consolidated Balance Sheet


                                                                  Unaudited          Audited
                           ASSETS                               June 30, 2001   December 31, 2000
Current Assets:
       Cash                                                   $         91,289  $          11,173
       Current portion of Merchant Lease Receivable                    511,782            334,471
       Accounts Receivable                                              61,933
       Prepaid Expenses                                                512,617            343,220
                                                              ----------------  -----------------
             Total Current Assets                                    1,177,621            688,864

Property and Equipment                                                 422,352            281,242
Less. Accumulated Depreciation                                        (156,333)          (117,472)
                                                              ----------------  -----------------
       Net Property and Equipment                                      266,019            163,770

Other Assets:
       Acct Lease Receivable-net of $369,766 and $422,720
       allowance and net of current portion                          1,579,217          1,036,409
       Depository Reserve                                              167,662            112,011
       Deposits                                                         13,985             13,985
                                                              ----------------  -----------------
             Total Other Assets                                      1,760,864          1,162,405
                                                              ----------------  -----------------
                 Total Assets                                 $      3,204,504  $       2,015,039
                                                              ================  =================



            See notes to condensed consolidated financial statements

                                Global Web, Inc.
                Condensed Consolidated Balance Sheet (Continued)


                                                                  Unaudited          Audited
                                                                June 30, 2001   December 31, 2000
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Current Liabilities:
             Accounts Payable                                 $      1,269,704  $         650,447
             Payroll Liabilities                                        85.788             54,921
             Deferred Revenue                                           16,030             16,030
             Line of Credit                                             23.650            273,909
             Notes Payable                                              99,000             45,000
             Current portion of long-term debts                         25.617              9,496
                                                              ----------------  -----------------
                 Total Current Liabilities                           1,519.789          1,049,803

       Long-Term Liabilities:
             Bank Loan                                                 250,000
             Deferred Tax Liability                                    375,781            276,145
             Leases Payable net of current portion                      68,519             20,135
             Notes Payable                                             215,617             50,000
                                                              ----------------  -----------------
                 Total Long-Term Liabilities                           909,917            346,280
                                                              ----------------  -----------------
                        Total Liabilities                            2,429,706          1,396,083

Stockholders' Equity:
       Preferred stock--5,000,000 shares authorized, $.001
       par value, -0- shares outstanding                                     0                  0
       Common stock -- 90,000,000 shares authorized, $.001
       par value; 8,742,600 and 8,687,600 shares issued and
       outstanding                                                       8,743              8,688
       Additional Paid In Capital                                      320,423            309,478
       Accumulated Surplus/(deficit)                                   445,632            300,790
                                                              ----------------  -----------------
             Total Stockholders' Equity                                774,798            618,956
                                                              ----------------  -----------------
                 Total Liabilities & Stockholders' Equity     $      3,204,504  $       2,015,039
                                                              ================  =================



            See notes to condensed consolidated financial statements

                                Global Web, Inc.
                 Condensed Consolidated Statements of Operations
                       For the Three Months Ended June 30, 2001 and 2000
                                    Unaudited

                                                  2001             2000

Revenues                                    $      3,033,232  $      2,138,833


General and Administrative Expenses                3,057,644         2,032,740
                                            ----------------  ----------------

        Net Income from Operations                   (24,412)          106,093

Interest Expense                                      22,219               198
                                            ----------------  ----------------

        Net Income before Taxes                      (46,631)          105,895

Provision for Income Taxes                           (13,896)           41,338
                                            ----------------  ----------------

        Net Income                          $        (32,735) $         64,557

Income per share                            $          (0.01) $           0.01

Weighted Average Shares Outstanding                8,724,267         8,611,167



            See notes to condensed consolidated financial statements

                                Global Web, Inc.
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2001 and 2000
                                    Unaudited


                                                 2001               2000

Revenues                                    $      7,989,361  $      3,484,186


General and Administrative Expenses                7,711,351         3,224,597
                                            ----------------  ----------------

        Net Income from Operations                   278,010           259,589

Interest Expense                                      33,532             1,220
                                            ----------------  ----------------

        Net Income before Taxes                      244,478           258,369

Provision for Income Taxes                            99,636           100,803
                                            ----------------  ----------------

        Net Income                          $        144,842  $        157,566

Income per share                            $           0.02  $           0.02

Weighted Average Shares Outstanding                8,705,933         8,611,167


            See notes to condensed consolidated financial statements

                                Global Web, Inc.
                 Condensed Consolidated Statements of Cash Flows
                       For the Three Months Ended June 30, 2001 and 2000
                                    Unaudited



                                                                   2001               2000
                                                              ----------------  -----------------
Cash Flows from Operating Activities
Net income (loss)                                             $        (32,735) $          64,557
   Adjustments to reconcile net income to net cash
from             operating activities
      Depreciation                                                      16,223             11,803
      (Increase) decrease in current assets                           (243,218)            85,422
      (Increase) decrease in contracts                                (536,547)
      Increase (decrease) in current liabilities                      (153,313)           (21,748)
      Change in deferred tax liability                                 (13,896)
      Issued stock for services                                         11,000
                                                              ----------------  -----------------
            Net cash used in/provided by operating                    (952,486)           140,034
activities

Cash Flows from Investing Activities
      Purchase of equipment                                            (21,184)           (39,326)
      Increase in depository reserves                                  (13,203)           (37,063)
                                                              ----------------  -----------------
           Net cash used in/provided by investing activities           (34,387)           (76,389)

Cash Flows from Financing Activities
      Sale of long-term receivables                                    850,505
      Increase (decrease) in long-term debt                            188,415             (3,271)
                                                              ----------------  -----------------
      Net cash used in/provided by financing activities              1,038,920             (3,271)

                                                              ----------------  -----------------
Net increase (decrease) in cash                                         52,047             60,374

Beginning Cash                                                          39,242            152,424

Ending Cash                                                   $         91,289  $        212,798

Supplemental Disclosure Information:
      Cash paid during the period for interest                $         22,219  $             198
      Cash paid during the period for taxes                   $              0  $               0



            See notes to condensed consolidated financial statements

                                Global Web, Inc.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                    Unaudited



                                                                   2001               2000
Cash Flows from Operating Activities
Net income (loss)                                             $        144,842  $         157,566
   Adjustments to reconcile net income to net cash
from             operating activities
      Depreciation                                                      38,861             17,203
      (Increase) decrease in current assets                           (231,329)          (104,170)
      (Increase) decrease in contracts                              (1,570,624)
      Increase (decrease) in current liabilities                       499,125              9,480
      Change in deferred tax liability                                  99,636
      Issued stock for services                                         11,000             28,000
                                                              ----------------  -----------------
            Net cash used in/provided by operating                  (1,008,489)           108,079
activities

Cash Flows from Investing Activities
      Purchase of equipment                                           (141,110)           (48,053)
      Increase in depository reserves                                  (55,651)           (53,641)
                                                              ----------------  -----------------
           Net cash used in/provided by investing activities          (196,761)          (101,694)

Cash Flows from Financing Activities
      Sale of long-term receivables                                    850,505
      Increase (decrease) in long-term debt                            434,861             (5,769)
                                                              ----------------  -----------------
      Net cash provided by/used in financing activities              1,285,366             (5,769)

                                                              ----------------  -----------------
Net increase (decrease) in cash                                         80,116                616

Beginning Cash                                                          11,173            212,182
                                                              ----------------  -----------------

Ending Cash                                                   $         91,289  $         212,798

Supplemental Disclosure Information:
      Cash paid during the period for interest                $         33,532  $           1,220
      Cash paid during the period for taxes                   $              0  $               0



            See notes to condensed consolidated financial statements

                                GLOBAL WEB, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001


NOTE 1      BASIS OF PRESENTATION

            The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2      COMMON STOCK

            On March 7, 2001 the Board of Directors adopted a resolution authorizing the issue of 138,000 shares of the Company's common stock to various employees and vendors. The stock was issued to the vendors during May as S-8 or unrestricted stock. The remaining stock was issued in July. August, the Board of Directors authorized the issuance of 50,000 shares of stock to a vendor.

NOTE 3      RELATED-PARTY TRANSACTION

            The Company has entered into  transactions  with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the three-month period ended June 30, 2001, we had revenues of $3,033,232 compared to revenues of $2,138,833 for the same period a year earlier for an increase of $894,399. During the quarter our loss (after taxes) was $(32,735) compared to income (after taxes) of $64,557 for a decrease of $97,292. The increases in revenues are attributable to the internal financing of Merchant Leases and sales of our products. The decline in income is attributable to increased costs and expenses. Previously we sold leases at a discount to third parties. Since September 2000 we have financed the leases. The leases provide for monthly payments over a term of forty-eight months. On our financial statements we recognize the discounted value of the leases as revenues; yet the actual payments are received over the forty-eight month term. During the current period expenses were $3,057,644 compared to $2,032,740 for the same period a year earlier. Expenses increased $1,024,904. Expenses were higher because of increased marketing activities and costs, higher postage costs, increased lease expense and equipment purchases. Management believes revenues have been hindered by general economic conditions. Our past revenues may not continue in the future and future operations may generate less revenue than current operations.

For the six-month period ended June 30, 2001, we had revenues of $7,989,361 compared to $3,484,186 for the same period a year earlier for an increase of $4,505,175. Our expenses were $7,711,351 compared to $3,224,597 for an increase of $4,486,754. Proportionately our costs are increasing more than our revenues. Net income after taxes was $144,842 compared to $157,566 for a decrease of $12,724.

  As of June 30, 2001, our total assets were $3,204,504 compared to $2,015,039 as of December 31, 2000, for an increase of $1,189,465. Assets increased primarily because of an increase of $720,119 in Merchant Lease Receivables combining the increase in the current portion and long-term receivables. As of June 30, 2001 current liabilities were $1,519,789 compared to $1,049,803 as of December 31, 2000. As of the period end accounts payable were $1,269,704 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increased marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases and the increase in expenses. The increase in current liabilities may be caused by our increase in sales. The increase in current liabilities may also indicate that our cash flows are insufficient to fund our current level of operations. We are evaluating different alternatives to augment working capital including but not limited to loans, selling equity and sale of Merchant Leases on a discounted basis. Shareholders' equity as of June 30, 2001 was $774,798 compared to $618,956 as of December 31, 2000, for an increase of $155,842 or approximately twenty-five per cent (25%). We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 11,500 active subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of June 30, 2001, our current ratio was 0.78 compared to 0.66 as of December 31, 2000.

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

   In March 2001 we were named as a defendant in an action captioned Executive Credit Services L.C. dba v. Global Web, Inc. seeking damages of approximately $60,000 for our purported failure to pay charge backs. We intend to defend this claim vigorously and we have filed a counterclaim against ECX seeking damages.

   In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages of approximately $10,500. We believe that the money is not owed and we intend to defend this matter vigorously.

In July 2001, we were named as a defendant in an action captioned Media Source, Inc., v. Global Web, Inc. seeking damages of approximately $155,000 plus other relief for purported failure to pay outstanding invoices. We have disputed the amounts claimed and believe we have claims against Media Source for overcharges and have filed a counterclaim seeking damages.

Item 2. Changes in Securities.

   In May 2001, we issued 55,000 shares of common stock to individuals as compensation for consulting services. In July 2001 we filed a registration on Form S-8 to register 40,000 of these shares for two selling shareholders. In addition, in July 2001 we issued 83,000 shares of common stock as bonuses to certain employees. These shares had been previously authorized. In August 2001 our Board of Directors authorized the issuance of 50,000 shares of restricted common stock to a person who had sold and provided names on a discount basis. Management believes that the issuance of the 50,000 shares and the savings in expenses were beneficial to us.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.

Item 5. Other Information.

   In April 2001 we sold some of the Merchant Leases to a third party on a discounted basis for approximately $600,000. In June and July 2001 se sold additional leases and realized approximately $450,000. After the first monthly payment is made the Leases belong to the third party. We used the funds to purchase equipment, for working capital and to fund operations. In the future we may sell additional Merchant Leases. No policy or plan has been developed regarding any number of Leases that we may sell to others. Because of cash flow requirements it may be necessary to sell or pledge additional Leases to obtain additional working capital.

   During the quarter we continued to have a third party provide web hosting and web site making services to our new customers. We believe that the results are beneficial to us. The effects have been positive although over the long term we will not have a right to the web hosting revenues. We are in discussions regarding the details of our relationship with the provider and the terms and conditions have not been determined. For the near term the provider will receive the monthly hosting fees for all accounts it services.

   Recently we determined to reduce our marketing efforts in sponsoring seminars. We regularly evaluate our marketing efforts through the seminars and continue to make adjustments. Other marketing methods and alternatives are under consideration that may involve additional telemarketing and modifications to our seminar format. We are dependent on future sales of our products and services to fund operations.

       In September 2000 we entered into an agreement with Elite Payment Systems LC, a Utah limited liability company. Under the agreement Elite was to provide access and assistance in the processing of applications for merchant accounts for our customers. Elite was to pay us one-half of the monthly profits from the merchant accounts. In July 2001, we received notice from Elite that it was claiming that we had breached the contract and demanded a performance audit. We have denied any breach and advised Elite we were ready to proceed with the audit. Also, we have notified Elite that it is in breach of the contract because it failed to make proper payments to us. In addition, we have made demands for funds that Elite has not paid us and for funds we paid Elite based on misrepresentations.


Item 6. Exhibits and Reports on Form 8-K.
       A. EXHIBITS
No.   Description
3(i) Articles of Incorporation-filed on August 11, 1999.
 (ii) Amendments to Articles of Incorporation-filed on August 11, 1999.
 (iii) Bylaws-filed on August 11, 1999.
10 Stock Purchase Agreement-filed on August 11, 1999.
21 Subsidiaries of the Registrant-filed on September 24, 1999.

       B. Reports on Form 8-K.
        None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   August 9, 2001

Global Web, Inc.


By: /s/ Brae Burbidge
--------------------
       Brae Burbidge
       President and Chief Executive Officer


By: /s/ Brae Burbidge
---------------------
        Brae Burbidge
        Chief Financial Officer