Form 10QSB
period 2001-09-30
GLOBAL WEB INC
filed 2001-11-14
CIK 1028379

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission File Number 0-26999

                                GLOBAL WEB, INC.
             (Exact name of registrant as specified in its charter)

        UTAH                                                    87-0427550
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                       11814 South Election Road, No. 100
                               Draper, Utah 84020
                               ------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:   (801)838-7400

                                 Not Applicable
                                 --------------
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


As of September 30, 2001, Registrant had 8,875,600 shares of common stock, par value of $.001 per share, issued and outstanding.

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

   In our opinion, we have made all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of our operations from January 1, 2001, through September 30, 2001 and from July 1, 2001 through September 30, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                Global Web, Inc.
                           Consolidated Balance Sheet

                                                                Unaudited    Audited
                                      ASSETS           September 30, 2001    December 31, 2000
                                                              -----------    -----------
Current Assets

Cash                                                          $    41,843    $    11,173

Current portion of Merchant Lease Receivable                      385,788        334,471

Accounts Receivable                                               123,850           --

Prepaid Expenses                                                  322,055        343,220
                                                              -----------    -----------
     Total Current Assets                                         873,536        688,864


Property and Equipment                                            430,917        281,242

Less. Accumulated Depreciation                                   (172,539)      (117,472)
                                                              -----------    -----------
     Net Property and Equipment                                   258,378        163,770


Other Assets

Merchant Acct Lease Receivable-net of $157,278 and $422,720
 allowance and net of current  portiion                         1,566,686      1,036,409

Depository Reserve                                                150,791        112,011

Deposits                                                           13,985         13,985

Intercompany Accounts                                                --             --

                                                              -----------    -----------
     Total Other Assets                                         1,731,462      1,162,405
                                                              -----------    -----------
Total Assets                                                  $ 2,863,376    $ 2,015,039
                                                              ===========    ===========

                                Global Web, Inc.
                           Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY                     September 30, 2001   December 31, 2000
                                                                 ----------   ----------
Liabilities
Current Liabilities
Accounts Payable                                                 $1,052,332   $  650,447
Payroll Liabilities                                                 125,705       54,921
Deferred Revenue                                                     16,030       16,030
Income Tax Payable                                                     --           --
Line of Credit                                                       20,928      273,909
Notes Payable                                                        99,000       45,000
Current portion of long-term debts                                   24,785        9,496
                                                                 ----------   ----------
    Total Current Liabilities                                     1,338,780    1,049,803

Long-Term Liabilities
Term Bank Loan                                                      242,325
Deferred Tax Liability                                              304,114      276,145
Leases Payable net of current portion                                60,573       20,135
Notes Payable                                                       217,280       50,000
                                                                 ----------   ----------
    Total Long-Term Liabilities                                     824,292      346,280
                                                                 ----------   ----------
     Total Liabilities                                            2,163,072    1,396,083

Stockholders' Equity
Preferred stock--5,000,000 shares authorized, $.001 par value,
  -0- shares outstanding                                               --           --
Common stock -- 90,000,000 shares authorized, $.001 par value;
  8,875,600 and 8,687,600 shares issued and outstanding               8,876        8,688
Additional Paid In Capital                                          346,890      309,478
Accumulated Surplus/(deficit)                                       344,538      300,790
                                                                 ----------   ----------
     Total Stockholders' Equity                                     700,304      618,956
                                                                 ----------   ----------
     Total Liabilities & Stockholders' Equity                    $2,863,376   $2,015,039
                                                                 ==========   ==========

                                Global Web, Inc.
                      Consolidated Statements of Operations
               For the Quarters Ended September 30, 2001 and 2000
                                    Unaudited

                                                    2001           2000
                                                -----------    -----------
Revenues                                        $ 2,303,107    $ 2,957,675


General and Administrative Expenses               2,466,670      2,594,555
                                                -----------    -----------
Net Income from Operations                         (163,563)       363,120

Interest Expense                                      9,198            667
                                                -----------    -----------
Net Income before Taxes                            (172,761)       362,453

Provision for Income Taxes                          (71,667)       110,316

                                                -----------    -----------
Net Income                                      $  (101,094)   $   252,137
                                                ===========    ===========

Income per share                                $     (0.01)   $      0.03
                                                ===========    ===========

Weighted Average Shares Outstanding               8,858,933      8,679,500
                                                ===========    ===========

                                Global Web, Inc.
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2001 and 2000
                                    Unaudited


                                                       2001         2000
                                                   -----------   -----------
Revenues                                           $10,292,469   $ 6,441,861

General and Administrative Expenses                 10,178,021     5,819,151
                                                   -----------   -----------

Net Income from Operations                             114,448       622,710

Interest Expense                                        42,730         1,887
                                                   -----------   -----------
Net Income before Taxes                                 71,718       620,823

Provision for Income Taxes                              27,970       211,119
                                                   ===========   ===========
Net Income                                         $    43,748   $   409,704
                                                   ===========   ===========
Income per share                                   $      0.01   $      0.05
                                                   ===========   ===========
Weighted Average Shares Outstanding                  8,738,250     8,665,056
                                                   ===========   ===========

                                Global Web, Inc.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000
                                    Unaudited


                                                        2,001      2,000
                                                      --------    --------
Cash Flows from Operating Activities
Net income (loss)                                     (101,094)    252,139

Adjustments to reconcile net income to net cash
  from operating activities
Depreciation                                            16,206       9,631
(Increase) decrease in current assets                  (83,843)    202,673
(Increase) decrease in contracts                      (492,084)   (825,692)
Increase (decrease) in current liabilites             (180,437)    108,292
Change in deferred tax liability                       (71,666)    210,847
Issued stock for services                               26,600      (5,000)
                                                      --------    --------
  Net cash used in/provided by operating activities   (886,318)    (47,110)

Cash Flows from Investing Activities
Purchase of equipment                                   (8,565)    (21,511)
Increase in depository reserves                         16,870      12,086
                                                      --------    --------
  Net cash used in/provided by investing activities      8,305      (9,425)

Cash Flows from Financing Activities
Sale of long-term receivables                          843,097
Increase (decrease) in long-term debt                  (14,530)    (12,696)
                                                      --------    --------
  Net cash used in/provided by financing activities    828,567     (12,696)

                                                      --------    --------
Net increase (decrease) in cash                        (49,446)    (69,231)

Beginning Cash                                          91,289     212,798

                                                      --------    --------
Ending Cash                                             41,843     143,567
                                                      ========    ========

Supplemental Disclosure Information
   Cash paid during the period for interest              9,198         667
   Cash paid during the period for taxes              --------    --------

                                Global Web, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                    Unaudited


                                                         2,001          2,000
                                                       ----------    ----------
Cash Flows from Operating Activities

Net income (loss)                                          43,748       409,704

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation                                               55,067        26,834
(Increase) decrease in current assets                    (368,127)       98,503
(Increase) decrease in contracts                       (2,009,754)     (825,691)
Increase (decrease) in current liabilites                 318,688       107,536
Change in deferred tax liability                           27,970       210,847
Issued stock for services                                  37,600        23,000
                                                       ----------    ----------
  Net cash used in/provided by operating activities    (1,894,808)       50,733

Cash Flows from Investing Activities
Purchase of equipment                                    (149,675)      (69,564)
Increase in depository reserves                           (38,780)      (41,555)
                                                       ----------    ----------
  Net cash used in/provided by investing activities      (188,455)     (111,119)

Cash Flows from Financing Activities
Sale of long-term receivables                           1,693,602
Increase (decrease) in long-term debt                     420,331        (8,229)
                                                       ----------    ----------
  Net cash used in/provided by financing activities     2,113,933        (8,229)

                                                       ----------    ----------
Net increase (decrease) in cash                            30,670       (68,615)

Beginning Cash                                             11,173       212,182

                                                       ----------    ----------
Ending Cash                                                41,843       143,567
                                                       ==========    ==========

Supplemental Disclosure Information
   Cash paid during the period for interest                42,730         1,887
   Cash paid during the period for taxes                     --            --

                                GLOBAL WEB, INC.
              Notes to Condensed Consolidated Financial Statements
                                    30-Jun-01


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

NOTE 3  RELATED-PARTY TRANSACTIONS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The tragic events of September 11, 2001, have had a far reaching and profound effect on the U.S economy, the populace, and on us. We are aware of the difficulties and losses others have suffered and we, as a company, express our regrets and extend our sympathy.

   The events of September 11, 2001, impacted our marketing results. Our marketing efforts met with limited success and our sales were lower than what we anticipated or expected. For the three month period ended September 30, 2001, we had revenues of $2,303,107 compared to revenues of $2,957,675 for the same period a year earlier for a decrease of $654,568. Included in our revenues are lease receivables which provide for monthly payments over a term of forty-eight months. On our financial statements we recognize the discounted value of the leases as revenues; yet the actual payments are received over the forty-eight month term. Also, the discounted value is reduced by a contingency reserve of twenty-five per cent. The reserve is based on estimates and our actual experience may vary from the estimates.

   During the quarter our net loss (after taxes) was $(101,094) compared to income (after taxes) of $252,137 for a decrease of $353,231. The decrease in revenues are attributable to the events of September 11, 2001, in part, and to other factors, such as fewer sales opportunities and increased sales resistance. The loss is attributable to increased marketing and general costs and expenses. During the current period expenses were $2,466,670 compared to $2,594,555 for the same period a year earlier. Comparatively expenses decreased $127,885. Expenses were higher compared to revenues because of increased marketing costs, higher postage costs, and increased costs for print advertising. Our past revenues may not continue in the future and future operations may generate less revenues than current operations.

   For the nine month period ended September 30, 2001, we had revenues of $10,292,469 compared to $6,441,861 for the same period a year earlier for an increase of $3,850,608. Our expenses were $10,178,021 compared to $5,819,151 for an increase of $4,358,870. Proportionately our costs are increasing more than our revenues. Net income after taxes was $43,748 compared to $409,074 for a decrease of $365,956. The decrease in net income is attributable to our higher costs and increase in expenses.

   As of September 30, 2001, our total assets were $2,863,377 compared to $2,015,039 as of December 31, 2000, for an increase of $848,338. Assets increased primarily because of an increase of $581,594 in Merchant Lease
Receivables combining the current portion and long-term receivables. As of September 30, 2001, current liabilities were $1,338,780 compared to $1,049,803 as of December 31, 2000. As of the period end accounts payable were $1,052,332 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increased marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases and the increase in expenses. As of September 30, 2001, long term liabilities were $824,292 compare to $346,280 as of December 31, 2000. The increase in liabilities indicates that our cash flows are insufficient to adequately fund our current expenses and liabilities. We are evaluating different alternatives to augment working capital, including but not limited to, loans, selling equity and sale of Merchant Leases on a discounted basis. In addition, we are attempting to reduce expenses and costs. Recently we reduced the number of employees and have curtailed our marketing activities for the near term. Shareholders' equity as of September 30, 2001 was $700,304 compared to $618,957 as of December 31, 2000, for an increase of $81,347 or approximately thirteen per cent (13%). We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 4,000 active subscribers. The number of subscribers is subject to change and fluctuation because of cancellations. As of September 30, 2001, our current ratio was 0.65 compared to 0.66 as of December 31, 2000.

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

   In March 2001 we were named as a defendant in an action captioned Executive Credit Services L.C. dba v. Global Web, Inc. seeking damages of approximately $60,000 plus other relief for our purported failure to pay charge backs. We intend to defend this claim vigorously and we have filed a counterclaim against ECX seeking damages.

   In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages of approximately $10,500. We believe that the money is not owed and we intend to defend this matter vigorously.

   In July 2001 we were named as a defendant in an action captioned Media Source, Inc., v. Global Web, Inc. seeking damages of approximately $155,000 plus other relief for purported failure to pay outstanding invoices. We have disputed the amounts claimed and believe we have claims against Media Source for overcharges and have filed a counterclaim seeking damages.

Item 2. Changes in Securities.

   In July 2001 we filed a registration on Form S-8 to register 40,000 for two selling shareholders who were consultants to us. In addition, in July 2001 we issued 83,000 shares of common stock as bonuses to certain employees. Also, in August 2001 our Board of Directors authorized the issuance of 50,000 shares of restricted common stock to a person who had sold and provided names on a discount basis. Management believes that the issuance of the 50,000 shares and the savings in expenses were beneficial to us. Also, in October we issued a total of 430,000 shares of our common stock to employees, a consultant, and a director as fees, compensation, and incentives. We issued an additional 100,000 shares of our common stock in October 2001 to two individuals who previously worked as independent contractors in connection with our seminars.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.

Item 5. Other Information.

   During 2001 we have sold Merchant Leases to third parties on a discounted basis. Multiple leases have been sold at one time and some leases have been sold as they are finalized. When the first monthly payment is made the Merchant Leases belong to the third party. We used the funds to purchase equipment, for working capital, and to fund our operations. In the future we may sell additional Merchant Leases. No policy or plan has been developed regarding any number of Merchant Leases that we may sell to others. Because of cash flow requirements it may be necessary to sell or pledge additional Merchant Leases to obtain working capital.

   During the quarter we continued to have a third party provide web hosting and web site making services to our new customers. We believe that the results are beneficial to us. The effects have been positive although over the long term we will not receive web hosting revenues and our revenues from that source will decline. We are in discussions regarding details of our relationship with the provider and the terms and conditions have not been determined. For the near term the provider will receive the monthly hosting fees for all accounts it services.

   Recently we determined to reduce the number of seminars we sponsored. We regularly evaluate our marketing efforts and make changes and adjustments. Other marketing methods and alternatives are under consideration. We may use additional telemarketing, change the seminar format, and use other marketing methods we have not previously used. Also, we may emphasize different products or create different combinations of our current products and services. We are dependent on future sales of our products and services to fund our marketing programs.

   In September 2000 we entered into an agreement with Elite Payment Systems LC, a Utah limited liability company. Under the agreement Elite was to provide access and assistance in the processing the applications for merchant accounts for our customers. Elite was to pay us one-half of the monthly profits from the merchant accounts. In July 2001, we received notice from Elite that it claimed we had breached the contract and demanded a performance audit. We have denied any breach and advised Elite we were ready to proceed with the audit. Also, we notified Elite that it was in breach of the agreement because primarily it failed to make proper payments to us when due. In addition, we made demands for funds that Elite has not paid us and for funds we paid Elite based on misrepresentations. When Elite failed to cure the breaches of the Agreement pursuant to the terms of the Agreement, we elected after proper notice was given to terminate the Agreement and gave notice to Elite of the termination. Elite informed us that it terminated the Agreement.

Item 6. Exhibits and Reports on Form 8-K.
      A. EXHIBITS

No.   Description
---   -----------
3(i)  Articles of Incorporation-filed on August 11, 1999.

 (ii) Amendments to Articles of Incorporation-filed on August 11,1999.

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

Date:   November 13, 2001
-----   -----------------

Global Web, Inc.


By /s/ Brae Burbidge
--------------------
       Brae Burbidge
       President and Chief Executive Officer

By /s/ Brae Burbidge
--------------------
      Brae Burbidge
      Chief Financial Officer