Form 10KSB
period 2001-12-31
GLOBAL WEB INC
filed 2002-04-17
CIK 1028379

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549 FORM 10-KSB

[x] Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]      Transition report under section 13 or 15 (d) of the Securities Exchange
         Act of 1934 for the transition period from           to
                                                     -------      -------
Commission file number: 0-26999

                                GLOBAL WEB, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                     87-0427550
------------------------------                    -------------------
State or other jurisdiction of                      I.R.S. Employer
incorporation or organization                      Identification No.

                       11814 South Election Road, No. 100
                       ----------------------------------
                               Draper, Utah 84020
                    (Address of principal executive offices)

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
                     x   Yes         No
                  -------      ------
  Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State the  registrant's  net revenue  (loss) for its most recent  fiscal year:
$(5,727)

  The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2001, was approximately $390,000.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2001, there were outstanding 9,305,600 shares of registrant's Common stock, par value of $.001 per share.

  Documents incorporated by reference:  Exhibits, Item 13.

  Transitional Small business Disclosure Format Yes     No x
                                                    ---   ----

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

   During 2001 we encountered cash flow difficulties which in part were created by the events of September 11, 2001. We are working with creditors to make different payment arrangements with longer payout periods. In addition, we have been sued by suppliers and others because we have failed to make timely payments. We believe that we will, over time, be able to resolve these problems. We do not intend to raise funds to pay creditors. No assurance can be given that we will be successful in resolving the cash flow problems.

   When a customer subscribes to our service, we provide access to a web site hosted by us and the use of our software called "Quicksitemaker". We previously called our software "Web Builder." A subscriber uses Quicksitemaker, a point and click based program, to construct or build the web site. On the Internet a subscriber gains access to and use of Quicksitemaker by providing a unique, personal access code. Quicksitemaker is not downloaded or sold separately as a software program. Access is available only by subscription. Through Quicksitemaker subscribers build web pages with ease by making choices from the series of options provided in the software. Knowledge of web page programming code is not needed. By designating choices from the menu the web page is built. Options are selected by pointing and clicking. Options include such things as background colors, type faces for text, page location, and graphics. Changes and updates are made through Quicksitemaker at any time. Quicksitemaker also has shopping cart and catalogue features in it. Quicksitemaker is used by both novices and professionals.

   As with other e-commerce applications, we offer merchant services so a subscriber has the ability to do online sales transactions using credit cards. To do this the merchant needs a merchant account that has virtual terminal functionality. We are able to provide services to online merchants. We market a license for the virtual terminal which is necessary to utilize the merchant account for online credit card transactions. We also use a connection known as a gateway for the merchant account activity. The gateway is provided by another party. Through our subsidiary, National First Financial, Inc., we have the ability to provide lease financing. We may sell the leases on a discounted basis to third parties. Our prior objective was to self-finance the leases, but for working capital reasons we are selling a substantial number of the leases to others.

   We may market applications of others to our customers. Also, we may perform marketing for these applications through marketing channels we develop or use. The development of our products and services has been impeded because we have reduced our programming staff for financial reasons.

   We believe that it is important for small and medium sized businesses to have the capability of the Internet and e-commerce in their business and marketing endeavors. Historically, only companies with trained personnel and substantial resources had access to this business arena. With the e-commerce applications available to us, we make access to the Internet and e-commerce available to individuals and small businesses.

   We offer different packages in a range of monthly prices. Generally, a subscriber paying a higher monthly subscription receives more services. Packages may differ by the services provided, such as number of web pages, E-mail accounts, amount of text, and other e-commerce services provided. From time to time we may vary the packages offered by prices, services or options provided depending on past results, market conditions, and anticipated sales.

   Also,  we offer other  services  such as  consultation  and online  training.
Generally we or others provide guidance to subscribers to assist in the development and use of web sites and web pages. For a fee we may provide additional training. When others provide the training, we will receive a share of the fees. Other value-added services may be offered. Management believes that our products and services provide economical business applications for small businesses.

   We have developed a web-based real-time database (RTDB) which we primarily use internally. In a secured environment subscribers may search a database via a web browser, and may open, edit, update, or delete information, such as customer records, product inventories and prices. As changes are submitted to the database, the results are posted on a real-time basis. Changes to the database can be accessed by anyone with proper authorization to the web site. The actual information on the database may be customized according to customer specifications and needs. Also, based on the information in the database specific reports may be created.

   We have a thirty minute infomercial entitled "Internet On-ramp." We tested the infomercial on a limited basis, but we have not conducted a scientific planned study of the infomercial. If we have sufficient funds, we will undertake and evaluate a larger scale marketing effort. Essentially, the infomercial will be a marketing tool for our products and services. We have only had limited experience marketing through infomercials. Available funding will also be a consideration as to any marketing plan developed for the infomercial. We may have to contract with another entity that has funds available to purchase in advance time slots for the infomercial. A relationship with another entity may take many forms including the granting of exclusive rights to the infomercial. No assurance is given that we will have the funds to use the infomercial effectively. In addition, we have in production a short instructional video that we may use for educational purposes and for marketing.

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

   We have developed the concept of Realty Search.net, a commercial real estate Internet network service. At one time this service was developed but now needs additional development to be commercially acceptable. Commercial real estate people may be able to present on line commercial properties that are for sale or lease in different geographic locations, descriptions, pictures, prices and other pertinent information. When fully developed buyers, sellers, lessors and lessees may use and subscribe to this service. For the near term we lack the funds to pursue further development. Any development will depend on funds being available.

  We previously developed Mall-in-a-Box.com but we believe this concept needs additional development to be competitive. It is an Internet mall with simple utility. When fully developed this product allow anyone to have an Internet mall. Clubs, associations, special interest groups, and collectors may join together in an Internet mall. The future development and marketing of Mall-in-a-Box will be dependent on the availability of future funding.

   We believe that the high fees for Internet services which were once commonplace are declining. We believe that it is important to develop a broad customer base for our products and services, and we constantly have under consideration different means to expand our customer base, revenues, and cash flow. In the future our expectation is to provide additional services to our customers.

   We anticipate filing trademarks for our trade names in the future. We have made only a preliminary search regarding the availability and rights to these names. We have filed for domain names which relate to services offered. Generally, our rights to these names may be challenged in the future by others which, if successful, may adversely affect our business. If a name used by us were unavailable, we would have to rename the product provided and would thereby lose any name identification established and good will associated with that particular name.

  We host web sites for subscribers who have their own domain name or Uniform Resource Locator (URL). A URL is the address on the Internet. Every URL is a series of numbers which directs access to the web site whether it is hosted by the Company or a competitor. If a subscriber changes to a different host, the subscriber will then have to transfer the URL. We believe that because of the inconvenience of transferring the URL, it discourages subscribers from changing to another host.

  In 2001 we had no research and development expenses.

  Presently, Quicksitemaker with its subscriber base and leases comprise the main components of our business. We may bundle our products with other services and products provided by us and others and then market the products as a package. We may develop different combinations for marketing purposes.

  Presently we service approximately 2,000 subscribers for web sites and our other products. We are not dependent upon a few major customers.

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

Competition.

  Our competitors are numerous and diverse. We compete with several large, well-capitalized companies which host and offer web sites, such as YahooShop, Tripod, Geoshop from Geocities, and GoBizGo from U.S. West. In addition, numerous small companies compete in providing Internet services. Many of these competitors have greater financial resources and more experienced personnel which enables them to have greater credibility and viability in the market. We are not a major force within the Internet industry. We believe that we compete because of the following:

   - With Quicksitemaker subscribers can build and change websites with ease.
   - Monthly subscription fees are competitive.

No assurance can be given that our other products or marketing methods will be successful or will provide the benefit and results that are economical.

Marketing

  Since September 11, 2001, we reduced the number of seminars we sponsored. Presently we are not marketing our product through seminars we sponsor. Historically, our primary emphasis for gaining new subscribers or customers had been through seminars. We sponsored seminars where our web sites and leases of the virtual terminal licenses were marketed. We are attempting to build new marketing channels and sources for our products and services.

   We have bundled some products with the products of others. By bundling we share the revenues and the costs associated with the others involved.

   During 2001 we became an independent sales organization for merchant accounts. We are hopeful that we will be able to increase our merchant services business. We sell leases of a license to use a virtual terminal which assists our customers to allow their customers or potential customers payment by credit card.

  We entered into oral agreements with telemarketing firms to market our products. Depending on the product or service sold we pay a percentage of the sales to the telemarketing firm as negotiated. Telemarketers contact the leads we provide. Telemarketers sell our products and services. Also, telemarketers may use names from other sources. Sales through telemarketing in the year 2001 provided approximately twenty-nine per cent of revenues.

Cancellations

  We experience cancellations by our subscribers. These cancellations may be permanent or may be for a limited time. When marketed through seminars in the first three to eight days after the sale approximately thirty per cent of the subscribers cancel. Once the accounts become established, we experience a lower rate of cancellations. Also, at times subscribers who have canceled reinstate our services. Management believes it is vital and essential that we continue to add new subscribers regularly. If we fail to add new subscribers, the subscriber base over time will decrease causing costs to increase and profits to decline or become losses.

Merchant Account and Credit Card Charges.

  We and the other entities selling our products typically receive payments through credit cards. Almost all of our revenues are from sales paid for by credit card. Because of the high volume of transactions, the financial institutions where we have our accounts place restrictions on the volume of credit card vouchers which can be processed. Also, the financial institution will process the credit card vouchers and then hold reserves or restrict funds in our accounts. At times we have disagreed with the financial institutions about the size of the reserves and the length of time the reserves are held. Typically the financial institution will hold back at least five per cent of our volume of credit card vouchers. These institutions are concerned about charge backs against the merchant account. A charge back occurs when the purchaser, the cardholder, refuses to pay for the products purchased and demands that the credit card company issue a credit for the amount billed. We vigorously contest all chargebacks as we receive them from the merchant account processors. The restrictions or the placing of a hold on the funds in these merchant accounts may cause us to experience cash liquidity difficulties. We try to monitor the status of the funds in the merchant accounts so that cash flows will be sufficient to fund operations. Our finance department monitors the merchant accounts almost daily.

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

  We received a cease and desist order from the Department of Commerce of the State of Utah relating to activities that failed to comply with the Utah Business Opportunity Act. The administrative complaint was based on a sale that was unique and did not follow our guidelines. In addition to the cease and desist order we received a fine of $2,000.

  In this report we make forward looking statement which we make pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We caution and advise investors, shareholders and readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by any statements, including, but not limited to, the following: our ability to maintain sufficient revenues to fund and maintain our operations and to meet our cash and working capital needs and to have sufficient revenues to continue or expand operations. It is essential that cash flow be adequate to meet our working capital requirements. We assume no obligation to release publicly the revisions of any forward-looking statements or circumstances or to report the non-occurrence of any anticipated events.

  Management has had limited experience in the operation of a public company and the management of a large commercial enterprise.

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

  Our success depends to a large extent upon the efforts and abilities of our management, particularly Brae Burbidge, our President, and Lee Burbidge, our Secretary. The loss of either Brae Burbidge or Lee Burbidge would have a substantial, material adverse effect on us. Presently we have no employment contract with key employees.

  We are not insured against all risks or potential losses which may arise from our activities because insurance for such risks is unavailable or because insurance premiums, in the judgment of management, would be too high in relation to the risk. If we experience an uninsured loss or suffer liabilities, operating funds would be reduced and may even be depleted causing financial difficulties.

Employees

  We have approximately ten full-time and part-time employees.

Item 2. Description of the Property and Facilities

  We lease approximately thirteen thousand square feet of office and research facilities in Draper, Utah. The five year lease has adjustments and currently is approximately $13,474 per month which is subject to adjustment. At the level of current operations we do not need the facilities we have, and we are working with a broker to find a substitute tenant. We are in arrears under the terms of the lease and we are working with the landlord.

Item 3. Legal Proceedings

   In April 1999 in the state courts of Utah we commenced an action captioned Global Web, Inc. v. Home Business Solutions, Inc. and Joseph Appleton seeking to enforce a contract. During 2001 the parties agreed to a dismissal of the complaint and counterclaim.

   In March 2001 we were named as a defendant in an action captioned Executive Credit Services L.C. dba v. Global Web, Inc. seeking damages of approximately $60,000 for our purported failure to pay charge backs. We filed a counterclaim and are defending this action.

   In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages. This matter was tried and a judgment in the amount of $11,673.79 was entered. We have made a $2,000 payment.

   In addition, we were named as a defendant in a matter captioned Godfrey Trucking, Inc., v. Global Web, Inc. Civil No. 010911676, filed in the Third Judicial District Court, Salt Lake County, State of Utah. We are resolving this matter by making monthly payments and still owe a balance of approximately $5,700.

   We were named as a defendant in a matter captioned Precision Litho, Inc., v. Global Web, Inc., Civil No. 010919327, filed in the Third Judicial District Court, Salt Lake County, State of Utah. Plaintiff is seeking relief in the amount of $112,476.30. We are defending this matter. The plaintiff filed a Motion For Summary Judgment which we are opposing.

   In a matter captioned Media Source, Inc. v. Global Web, Inc., the Plaintiff is seeking $155,870. The Company has filed a counterclaim and is vigorously defending this claim.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the final quarter of the most recently completed fiscal year.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matter

  Presently our common stock is traded on the NASD Electronic Bulletin Board, also known as the "OTCEBB" under the symbol "ZWEB". The table below sets forth the closing high, and low bid prices at which our shares of common stock were quoted during the quarter identified. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-ups, mark-downs, or commission and may not even represent actual transactions. During some of the time periods shown below our common stock was traded on the National Quotations Bureau pink sheets.

                          High      Low
                          ----      ---
1998

December 31              $6.25     $6.25

1999
March 31                 $6.25     $ .20
June 30                  $1.75     $ .50
September 30             $1.25     $ .20
December 31              $3.00     $ .50

2000
March 31                 $3.25     $2.00
June 30                  $2.00     $1.00
September 30             $1.00     $ .50
December 31              $1.05     $ .50

2001
March 31                 $ .50     $ .25
June 30                  $ .50     $ .25
September 30             $ .50     $ .15
December 31              $ .50     $ .15

  As of December 31, 2001, we had approximately 120 shareholders of record.

  Our shares are significantly volatile and subject to broad price movements and fluctuations, and our shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to our activities.

  As of December 31, 2001, we had 9,305,600 shares of common stock issued and outstanding. Shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.

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

Item 6. Management's Discussion and Analysis.

  Since we began marketing our website hosting and merchant account services in 1997, we have experienced a nearly two-fold increase in revenues each year. However, because of our limited operating history, our revenues may not continue in the future and the future operations may generate less revenues than current operations.

  From 1997 to 1999, we marketed our products in conjunction with other businesses, and we shared the cost of the seminars with these companies. Beginning in 2000 and continuing in 2001 we began conducting our own seminars, and we doubled and then quadrupled the number of seminars which we were conducting. In the second quarter of 2001 we began to notice a decline in the attendance at these seminars, and they weren't as profitable as previously, so we began to decrease the number of seminars that we conducted. After the events of September 11, we noticed a significant decline in attendance and participation in our seminars as people were disinclined to open our mailers or to attend public events. We also experienced significant difficulties in getting our seminar presenters to the sites where they needed to be in a timely manner. For this reason, in October we ceased our seminar activities. In spite of this we were still able to nearly double our revenues from the previous year.

In February 2002, we were asked by the SEC to review certain of our disclosures and accounting practices in previously issued filings especially in regard to the SEC Staff Accounting Bulletin #101. One of the major results of this review was a change in our treatment of certain revenues generated from seminars and telemarketing activities. Prior to 2000 we had been primarily marketing other companies' products so our servicing obligation was minimal. However, in 2000, as we started to market our own products, we were required to provide on-going service to our customers in the form of web server space and customer support. Under SAB 101 and other accounting standards, it became necessary to defer the recognition of portions of our revenues over the period for which the service obligation existed. As a consequence, we have revised our previously filed 10-KSB for 2000 and the subsequent 10-QSB's to reflect this revenue deferral. The effect of this change was to reduce our 2000 revenues by $2.3 million, expenses by $1.1 million, and net income by $1.2 million. While this had a negative effect on 2000, the deferred revenue has been recognized in 2001 thus increasing our 2001 revenues.

  For the period ended December 31, 2001, we had revenues of $12,335,753 compared to $6,859,522 for the year ended December 31, 2000, and a net loss of $5,727 compared to a net loss of $1,250,489 for an increase of $1,244,762. Revenues increased by $5,476,231 because of several factors. First, we conducted more than double the seminars in 2001 that we did in 2000. This added significantly to our customer base and also provided for greater opportunities for post-seminar sales. Second, we had an entire year of selling our own merchant account leases. Third, we increased our package prices and bundled additional services in them to make them more attractive to our customers. Fourth, our lead generation system yielded significantly higher sales through our telemarketing activities. And fifth, the amount of revenue that was deferred from 2000 and recognized during 2001 was significantly greater than the revenue needing to be deferred to 2002. As an offset to the increase, in the third and fourth quarters, because of difficulties with our previous merchant account provider we were unable to consummate a number of leases. Our lease revenues were significantly down in the fourth quarter.


  Our expenses increased commensurate with our revenues, however we noticed a decline in profit margins from the seminar sales as we moved into the third quarter. By the fourth quarter we were not able to cover our seminar costs from the seminar sales. Our expenses increased by $4,056,258 from $8,124,618 to $12,180,876. A review of our lease portfolio showed that our provision for uncollectible accounts was probably insufficient to cover our losses so the allowance was increased significantly. Our total bad debt expense for 2001 was $1,431,991 compared to only $613,646 in 2000.

  Total assets as of December 31, 2001, were $1,257,057 compared to $2,028,051 as of December 31, 2000, for a decrease of $770,994. This was primarily the result of selling a number of the merchant lease receivable contracts and a drop in prepaid expenses since we were not incurring seminar expenses at December 31, 2001. Another significant drop in assets resulted from our experience with collections on our lease receivables. Previously, we had been recording a 25% allowance for bad debt on these leases, but as we began to develop more history it appeared that that level was insufficient. At year end, we increased the allowance to 49%.

Current liabilities decreased by $1,099,992 from $3,023,975 as of December 31, 2000 to $1,923,983 primarily because of the decrease in deferred revenues. Accounts payable during the period increased by $413,003 from $650,447 to $1,063,450 because of decreased cash flow from the seminars. In November we entered into an agreement with a debt management company to work with our major creditors in an attempt to restructure our debt. We do not know if this venture will be successful. We turned our line of credit into a term loan moving it from current liabilities to long term and also incurred new leases which increased our long term debt from $70,135 to $281,261. Total liabilities decreased $888,887 from $3,094,110 to $2,205,243.

As of December 31, 2001, our current ratio was 0.19 compared to .23 as of December 31, 2000.

We have accumulated losses for the years ended December 31, 2001 and 2000 totaling $1.2 million, have had significant negative cash flow from operations, and have a working capital deficiency. Our ability to achieve a level of profitable operations and/or additional financing impacts our ability to continue as we are presently organized. These factors raise substantial doubt about our ability to continue as a going concern.

 We are dependent upon future sales, maintaining our present level of subscribers, and monthly lease payments at anticipated levels to fund operations. Our primary objective is to increase the number of subscribers to our products and services. We continue to evaluate our marketing plan and may seek other methods of selling our products.

 Item 7. Financial Statements

  The  financial  statements  are  filed as part of this  Annual  Report on Form
10-KSB.

                                GLOBAL WEB, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2001


                                GLOBAL WEB, INC.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

Independent Auditors' Report                                                                            17

Consolidated Balance Sheets - December 31, 2001 and 2000                                              18-19

Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000                    20

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years Ended December 31,
2001 and 2000                                                                                           21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and  2000                   22

Notes to Consolidated Financial Statements                                                            23-30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GLOBAL WEB, INC.


We have audited the accompanying consolidated balance sheets of Global Web, Inc. (a Utah Corporation) and its wholly-owned subsidiaries, Global Web, Inc. (a Nevada corporation) and National First Financial, Inc. (a Utah corporation), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Web, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flow from operations and a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Mantyla McReynolds
----------------------
    Mantyla McReynolds
    Salt Lake City, Utah
    April 15, 2002


                                Global Web, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------
                                                                   2001            2000
                                                                -----------    -----------

Current Assets:
                                                                                            $
Cash - Note 1                                                  $    30,237         11,173

Current portion of Merchant Lease Receivable - Note 14             337,295        334,471

Other Receivables                                                    1,015            -0-

Prepaid Expenses - Note 3                                              -0-        343,220
                                                               -----------    -----------

     Total Current Assets                                          368,547        688,864

Property and Equipment:

Property and Equipment - Note 6                                    356,040        281,242

Less. Accumulated Depreciation                                    (143,407)      (117,472)
                                                               -----------    -----------

Net Property and Equipment                                         212,633        163,770

Other Assets:
Merchant  Lease Receivable net of allowance of $865,595  and
$422,720 and net of current portion - Note 14                      576,892      1,036,409

Deferred Tax Asset - Note 2                                            -0-         13,012

Depository Reserve - Note 5                                         85,000        112,011

Deposits                                                            13,985         13,985
                                                               -----------    -----------

Total Other Assets                                                 675,877      1,175,417
                                                               -----------    -----------
Total Assets                                                   $ 1,257,057      2,028,051
                                                               ===========    ===========

                 See accompanying notes to financial statements

                                                         .
                                Global Web, Inc.
                     Consolidated Balance Sheets [Continued]
                           December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                     2001            2000
                                                                  -----------    -----------
Liabilities:
Current Liabilities:

Accounts Payable - Note 15                                        $ 1,063,450    $   650,447

Payroll Liabilities                                                   113,073         54,920

Accrued Liabilities                                                    57,593            -0-

Deferred Revenue - Notes 1 & 9                                        468,021      1,990,203

Income Tax Payable - Notes 1 & 2                                          100            -0-

Line of Credit - Note 13                                               20,333        273,909

Notes Payable to related parties - Note 4                             110,000         45,000

Notes Payable - Other  - Note 16                                       50,000            -0-

Current portion of long-term debts                                     41,412          9,496
                                                                  -----------    -----------

Total Current Liabilities                                           1,923,982      3,023,975

Long-Term Liabilities:

Notes Payable net of current portion - Note 12                        222,911         50,000

Leases Payable net of current portion - Note 12                        58,350         20,135
                                                                  -----------    -----------

Total Long-Term Liabilities                                           281,261         70,135
                                                                  -----------    -----------

Total Liabilities                                                   2,205,243      3,094,110

Stockholders' Deficit:
Preferred stock--5,000,000 shares authorized, $.001 par value,
-0- shares outstanding                                                    -0-            -0-
Common stock -- 90,000,000 shares authorized, $.001 par value;
9,305,600 and 8,687,600 shares issued and outstanding - Note 11         9,306          8,688

Additional Paid In Capital                                            432,461        309,479

Accumulated Surplus/(deficit)                                      (1,389,953)    (1,384,226)
                                                                  -----------    -----------

Total Stockholders' Deficit                                          (948,186)    (1,066,059)
                                                                  -----------    -----------
Total Liabilities & Stockholders' Deficit                         $ 1,257,057    $ 2,028,051
                                                                  ===========    ===========

                 See accompanying notes to financial statements

                                Global Web, Inc.
                      Consolidated Statements of Operations
                 For the Years Ending December 31, 2001 and 2000

                                          2001             2000
                                      ------------    ------------

Revenues:

Monthly Hosting Fees                  $    393,314    $    430,602

Business Seminar Fees                    7,971,291       5,164,835

Telemarketing Sales                      3,589,581       1,240,583

Merchant Account Fee Revenue                81,394           2,179

Financing Revenue and Fees                 300,173          21,323
                                      ------------    ------------
Total Revenues                          12,335,753       6,859,522

Expenses:

Seminar Expenses                         6,760,764       5,293,288

Telemarketing Expenses                   1,710,399         600,670

General and Administrative Expenses      3,709,713       2,230,660
                                      ------------    ------------
Total Expenses                          12,180,876       8,124,618
                                      ------------    ------------

Net Income from Operations                 154,877      (1,265,096)


Interest Expense                          (127,247)         (8,434)


Loss on Disposal of Equipment              (33,022)           --
                                      ------------    ------------

Net Loss before Taxes                       (5,392)     (1,273,530)


Income Tax Provision (Benefit)                 335         (23,041)

                                      ------------    ------------

Net (Loss)                            $     (5,727)   $ (1,250,489)
                                      ============    ============



Loss per share                               (0.01)          (0.14)

Weighted average shares outstanding      8,822,850       8,669,342

                 See accompanying notes to financial statements


                                GLOBAL WEB, INC.
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2001 and 2000



                                                                         Additional     Accumulated          Total
                                             Number of         Common     Paid-in    Deficit/ Retained   Stockholders'
                                               Shares          Stock      Capital        Earnings       Equity/(Deficit)
                                           -----------------------------------------------------------------------------
Balance, December 31, 1999                   8,564,500   $     8,565   $   284,982   $  (133,737)        $   159,810

Issued shares for services at $.20 per
share, March 6, 2000 (Note 11)                 115,000           115        22,885          --                23,000
Issued shares for services at $.20 per
share, November 20, 2000 (Note 11)               8,100             8         1,612          --                 1,620
Net loss for the year ended December 31,
                                    2000          --            --            --      (1,250,489)         (1,250,489)
                                           -----------   -----------   -----------   -----------         -----------
Balance, December 31, 2000                   8,687,600   $     8,688   $   309,479   $(1,384,226)        $(1,066,059)

Issued shares for services at $.20 per
share, March 6, 2001 (Note 11)                  55,000            55        10,945          --                11,000
Issued shares for services at $.20 per
share, May 29, 2001 (Note 11)                   83,000            83        16,517          --                16,600
Issued shares for services at $.20 per
share, October 5, 2001 (Note 11)               380,000           380        75,620          --                76,000
Issued shares for services at $.20 per
share, October 22, 2001 (Note 11)              100,000           100        19,900          --                20,000
Net loss for the year ended December 31,
                                    2001          --            --            --          (5,727)             (5,727)
                                           -----------   -----------   -----------   -----------         -----------
Balance, December 31, 2001                   9,305,600   $     9,306   $   432,461   $(1,389,953)        $  (948,186)
                                           ===========   ===========   ===========   ===========         ===========

                 See accompanying notes to financial statements


                                GLOBAL WEB, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                                        2001              2000
                                                                   -----------         -----------
Cash Flows From Operating Activities
Net (Loss)                                                         $    (5,727)        $(1,250,489)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                           73,290              38,558
Loss on Disposal of Equipment                                           33,022                 -0-
Bad debt expense                                                     1,431,991             613,646
Issued stock for services                                              123,600              24,620
(Increase) in accounts receivable                                   (3,252,411)         (1,926,311)
Decrease (increase) in prepaid expenses                                343,220            (312,947)
Increase in current liabilities                                        563,849             442,784
(Decrease) increase in deferred revenue                             (1,522,181)          1,970,111
Increase (decrease) in deferred taxes                                   13,012             (23,180)
                                                                   -----------         -----------
Net Cash (Used for) Operating Activities                            (2,198,335)           (423,208)
Cash Flows From Investing Activities
Lease Deposits                                                             -0-              (8,522)
Merchant reserves                                                       27,011             (45,708)
Purchases of property and equipment                                   (155,175)            (93,490)
                                                                   -----------         -----------
Net Cash Used for Investing Activities                                (128,164)           (147,720)
Cash Flows From Financing Activities
Sale of long-term receivables - Note 14                              2,276,098                 -0-
(Decrease) increase in line of credit                                 (253,576)            265,017
Increase in long term debt                                             323,041             104,902
                                                                   -----------         -----------
Net Cash Provided by Financing Activities                            2,345,563             369,919
                                                                   -----------         -----------
Net Increase (Decrease) in Cash                                         19,064            (201,009)
Beginning Cash Balance                                                  11,173             212,182
                                                                   -----------         -----------
Ending Cash Balance                                                $    30,237         $    11,173
                                                                   ===========         ===========
Supplemental Disclosure Information:
   Cash paid during the year for interest                          $   116,847         $     8,391
   Cash paid during the year for income taxes                      $       335         $    17,435


                 See accompanying notes to financial statements

                                GLOBAL WEB, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

                Global Web, Inc. (Subsidiary) was created with two classes of stock: 45,000,000 shares authorized of common stock and 5,000,000 shares authorized of preferred stock, each with $.001 par value. The preferred stock has the voting rights of one thousand votes per share, but has no preferences or rights as to dividends, redemptions, dissolutions, distributions, conversions, or exchanges. At the time of the name change, Global Web, Inc. (Parent) effected a change in its capital structure. The capitalization of the Company was changed to common stock authorized 90,000,000 shares, $.001 par value and preferred stock authorized 5,000,000 shares, $.001 par value.

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

              BASIS FOR CONSOLIDATION
              -----------------------

                The three companies (Parent, Subsidiary, and National) are combined into Global Web, Inc., a consolidated group of corporations known in this report as the Company. The accounting for the acquisition of all the stock of Global Web, Inc. (Subsidiary) is treated as a "reverse acquisition" whereby the stockholders of the acquired corporation (Global Web, Inc. (Subsidiary)) took control of the parent corporation (Global Web, Inc. (Parent)). The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements of the Company include the accounts of Global Web, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

              INCOME PER SHARE

                The computation of income per share of common stock is based on the weighted average number of shares outstanding during the period.

NOTE 1        ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
              [CONTINUED]
              ------------------------------------------------------------

              USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
              -----------------------------------------------------------

                 The  preparation of financial  statements in conformity with U.
                S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

              STATEMENT OF CASH FLOWS
              -----------------------

                For purposes of the statements of cash flows, the Company considers cash on hand and on deposit in the banks to be cash. The Company had $30,237 and $11,173 in cash at December 31, 2001 and 2000, respectively.

              DEFERRED INCOME TAXES
              ---------------------

                The Company applies Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes", which uses the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note 2 below.

              REVENUE RECOGNITION
              -------------------

                The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) no. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company also follows SOP 97-2.

                Seminar Revenues include Distributor sign-up fees, web site sales and leases of virtual credit card terminals. The sign-up fees and web site sales are deferred and recognized over the period of time that services are expected to be provided, generally one year. The leases are recognized when executed and the merchant account is approved. See note 14. Telemarketing revenues include web site sales, mentoring programs, and advertising programs which are recognized over the period of time services are expected to be performed (generally from two months to one year). Monthly service fees are recognized on a monthly basis. Financing revenues are recognized on leases as payments are received.

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

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

NOTE 2        INCOME TAXES

                The tax effects of temporary differences that give rise to significant portions of the deferred tax items at December 31, 2001 are summarized below. Tax rate includes 34% federal and 5% state.

                      Deferred tax items                                   Balance           Tax           Rate
                      ------------------------------------------------- --------------- -------------- -----------------

                         Loss carryforward (expires 2021)                   $1,396,821       $544,760      39%

                         Allowance for uncollectible merchant
                         contract receivable                                   865,595        337,582      39%

                         Deferred income on contracts                       (1,442,487)      (562,570)     39%

                         Accumulated Depreciation                              (16,449)        (6,415)     39%

                         Deferred Revenue                                      468,022        182,529      39%

                         Valuation allowance                                                 (495,886)
                                                                                        --------------

                              Deferred tax asset                                                 $-0-
                                                                                        ==============

                The Company has a net deferred tax asset. The valuation allowance has increased by $2103 from the prior year amount of $493,783.

                The current year income tax provision is made up of minimum franchise and incorporation taxes.

NOTE 3        PREPAID EXPENSES
              ----------------

                The company incurs upfront costs such as printing, postage and airfare in connection with seminars in advance of the seminar date. These expenses are reported as prepaid expenses until the actual date of the seminar in order to match the expenses with the revenues of the seminars. The Company had no prepaid expenses as of December 31, 2001 and $343,220 as of December 31, 2000.

NOTE 4        RELATED-PARTY TRANSACTIONS
              --------------------------

                The Company purchases mailing lists from a related entity which is owned by a major shareholder. For the years 2001 and 2000, the Company paid $643,495 and $787,563, respectively, to the related party. The amounts due, included in accounts payable, at December 31, 2001 and 2000 were $173,901 and $130,230, respectively. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

                 An officer  and  shareholder  has loaned  money to the  Company during 2000 and 2001 to provide additional working capital. The Company is paying interest monthly on the note payable at 9.5% APR. The principal balance of $ 76,000 is due on demand and is unsecured.

NOTE 5        DEPOSITORY RESERVE
              ------------------
                The Company has maintained several merchant accounts for processing credit card charges. Some of the accounts have historically stipulated that the merchant account company reserve a percentage of all charges up to a specified amount. As of December 31, 2001 and 2000, the Company has a reserve balance of $85,000 and $112,011, respectively.

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

NOTE 6        PROPERTY AND EQUIPMENT
              ----------------------

                The major classes of assets as of the balance sheet date are as follows:

                                                                Accumulated
                    Asset Class                   Cost         Depreciation      Net           Method
                    -----------                   ----         ------------      ---           ------

       Leasehold Improvements                      $15,643         $ 1,564       $14,079         SL
       Office & Computer Equipment                 217,089          91,794       125,295         SL/DDB
       Furniture & Fixtures                         53,556           8,825        44,731         SL
       Software                                     42,686          36,713         5,973         SL
       Vehicle                                      27,066           4,511        22,555         SL
                                               ------------ --------------- -------------    ------------
       Total                                      $356,040        $143,407      $212,633
                                               ============ =============== =============    ============

                The Company has acquired approximately $92,845 in furniture and equipment financed through capital lease. Depreciation and amortization expense for 2001 and 2000, including the amortization of assets acquired by capital lease, was $73,290 and $38,558, respectively. Software amortization (included with depreciation) was $4,183 and $9,374 for 2001 and 2000.

NOTE 7        OFFICE LEASE
              ------------

                In late 2000 the Company negotiated a lease on its facility (13,251 square feet). The Company moved to this facility in January and February of 2001. The lease is for a five year period commencing February 1, 2001. The annual minimum rent payments remaining for the term of the lease are as follows:
                               2002                               171,024
                               2003                               177,865
                               2004                               184,980
                               2005                               192,379
                               2006                                16,083
                Additional common area maintenance fees are estimated to be approximately $65,000, annually. Rent expense for 2001 and 2000 was $185,551 and $97,394, respectively.

NOTE 8        SIGNIFICANT CONCENTRATION OF CREDIT RISK
              ----------------------------------------

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

NOTE 9        DEFERRED REVENUE
              ----------------

                As explained in Note 1, the company defers certain revenues over the time for which a servicing obligation exists. This treatment is in accordance with SAB 101 as enumerated by the Securities and Exchange Commission. The effects of applying the provisions of SAB 101 were not known when we filed the original 10-KSB for 2000. An amended 10-KSB for 2000 is in the process of being filed. Deferral of these revenues and expenses has the following effect on the financial statements of the company:

                                        2001                 2000
                                  ------------------    ----------------

    Revenues                      $   1,698,830          $ (2,381,434)
    Commission Expenses                (176,648)              391,231
    Income Tax Expense                 (593,651)              776,179
    Net Income                          928,531            (1,214,024)
                                  ==================    ================
    Deferred Revenue              $     468,021          $  1,990,203

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

NOTE 10       CONTINGENCIES/SUBSEQUENT EVENTS

                The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters taken as a whole will not have a material adverse effect on the Company's financial position.

                In April 1999, the Company commenced an action seeking to enforce a contract between the Company and Home Business Solutions and seeking damages against Joseph Appleton for the appropriation of sensitive and confidential information of Global Web. Home Business Solutions, Inc. filed a counterclaim seeking damages. During 2001 both parties agreed to dismiss the action and the counterclaim with each party bearing its costs and fees.

                The Company has been named as a defendant in a matter captioned Executive Credit Services, L. C. dba E-Commerce Exchange v. Global Web, Inc. The Complaint seeks damages of approximately $61,555, for breach of contract. The Company has asserted an offset and a counterclaim for breach of contract and a claim for interference with economic relationship. No liability has been anticipated nor accrued.

                 Another plaintiff was awarded damages of approximately $11,700.
                The Company has made partial payment on this obligation.

                The Company has resolved another complaint by making monthly payments against an amount due to a trucking company. The current balance due is approximately $5,700.

                The Company has been named as a defendant in a matter captioned Precision Litho, Inc. v. Global Web, Inc. The Plaintiff is seeking relief in the amount of $112,476. The Company is currently attempting to resolve this matter. A liability of approximately $93,000 has been recorded as part of accounts payable.

                 As a result  of a  customer  complaint,  the Utah  Division  of
                Consumer Protection (Division) has alleged that the Company is not in compliance with the Utah Business Opportunity Disclosure Act (Act). The Division has ordered that the Company should cease all activities that are in violation of the Act. Further, the Company was fined $2,000. The Company continues to appeal the order.

                In a matter captioned Media Source, Inc. v. Global Web, the Plaintiff is seeking $155,870. The Company has filed a counterclaim and is defending the action. The Company includes a liability to this entity in accounts payable for approximately $31,000.

NOTE 11       COMMON STOCK

                In  2001,   the  Company   issued  shares  of  common  stock  to
individuals in the following manner:

               Date                   Shares               Consideration         Value per share      Total Value
               ---------------------- -------------------- --------------------- -------------------- --------------------
               March 6, 2001                       55,000  For consulting               $0.20                     $11,000
               May 29, 2001                        83,000  For services                  0.20                      16,600
               October 5, 2001                    380,000  For services                  0.20                      76,000
               October 22, 2001                   100,000  For services                  0.20                      20,000
                                      --------------------                                            --------------------
                    Total                         618,000                                                        $123,600

                In  2000,   the  Company   issued  shares  of  common  stock  to
individuals in the following manner:

               Date                     Shares             Consideration          Value per share     Total Value
               ------------------------ ------------------ ---------------------- ------------------- --------------------
               March 6, 2000                      115,000  For services                 $0.20                     $23,000
               November 20, 2000                    8,100  For services                  0.20                       1,620
                                        ------------------                                            --------------------
                    Total                         123,100                                                         $24,620

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

NOTE 12       LONG TERM DEBT

                The Company has entered into three capital leases for the purchase of office furniture & equipment as follows.

                  Description                     Balance at 12/31/01      Monthly Payment              Final Maturity
                  -----------                     -------------------      ---------------              --------------
                  Furniture & Equipment                            $3,207                   $819              June 2002
                  Copier/scanner                                   13,464                    377           October 2005
                  Telephone Equipment                              41,288                  1,401          December 2004
                                                  ------------------------ ----------------------
                                                                  $57,959                 $2,597

                The following table shows the required lease payments for the term of the contracts.


                                Year         Interest             Principal           Total Payment
                                ---------    ----------------                        --------------------


                                2002                $  6,866          $  19,778                   26,644

                                2003                   3,948             16,914                   20,862

                                2004                   1,634             19,228                   20,862

                                2005                     657              2,039                    2,696
                                             ----------------    ---------------     --------------------

                                Totals              $ 13,105          $  57,959                  $71,064
                                             ================    ===============     ====================

                The Company has two installment loans payable to commercial banks.

                                         Interest
                 Description             rate        Maturity      12/31/01 balance   Payment        Security
                 -----------             ----        --------      ----------------   -------        --------

                  Installment Loan        8.75%      June 2004       $240,776        $ 3,150       Receivables & other
                                                                                                    property
                   Automobile Loan        10.41%     Jan. 2007         23,938            507        Automobile
                                                                   ------------

                                                                      $264,714
                                                                   ============

                Below is a schedule of principal payments through maturity.

              Year                  Principal payments
     --------------------------      -------------------------
               2002                                   $21,634
               2003                                    23,235
               2004                                   208,493
               2005                                     5,143
               2006                                     6,209
                                     -------------------------
               Total                                 $264,714

NOTE 13       LINE OF CREDIT
              --------------

                The Company has a revolving line of credit with a commercial bank. The credit limit is $25,000 and the loan bears annual interest at a rate of 10%. Monthly minimum payments are automatically withdrawn from the Company's checking account unless payment is made by check or other method.

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

NOTE 14       LEASE CONTRACTS RECEIVABLE
              --------------------------
                As noted in Note 1, Global Web, Inc. formed National First Financial, Inc. to administer leases of licenses to use virtual credit card terminals sold in conjunction with merchant accounts. At December 31, 2001 the Company recorded the value of these leases ($1,779,782) on their books as sales-type leases in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases", as amended by SFAS No. 91 and 98. An allowance has been set up to provide for uncollectible leases ($865,595). Differences in accounting for these lease contracts for book and tax purposes gives rise to a net deferred tax liability (see Note 2) which is included on the balance sheet.

                 This  receivable is comprised of  approximately  880 contracts.
                Each non-cancelable agreement calls for an initial payment of $69.95 plus 47 monthly payments of the same amount. The customer has the option of paying cash for the service of $2,195, or financing over 48 months. The Company has estimated that potentially one half of the contracts funded may become uncollectible over the contract period. This estimate is based on a short history of activity with these accounts and as well as feedback from the Company's previous funding source. Future minimum payments to be received are as follows:

             Year                        Principal             Interest
             ----                        ---------             --------
             2002                         $337,295             $401,377
             2002                          430,168              308,504
             2003                          548,614              190,058
             2004                          463,705               45,142
                             ---------------------- --------------------
                                        $1,779,782             $945,081
                             ====================== ====================

                During 1999 and part of 2000 the company acted as a sales agent for another company in the marketing of these leases. In July 2000, the company decided to begin marketing these leases directly and made arrangements to fund them through National First Financial, a wholly-owned subsidiary. In April 2001, the need for additional working capital made it necessary for the company to seek external financing of some of the leases. Accordingly, the Company began selling a limited number of lease contracts to third parties. These contracts are accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in that the company has surrendered control of these leases to the financing companies in exchange for cash. There are no requirements to repurchase or redeem these leases at maturity.


NOTE 15       ASSIGNMENT OF ACCOUNTS PAYABLE
              ------------------------------
                In November 2001, the Company entered into an agreement with American Finasco (Finasco) wherein Finasco would act as agent of the Company to negotiate a reduction in certain accounts payable with major creditors. The agreement provides that the company will pay to Finasco 25% of the effected savings for claims up to $100,000 and 20% of the savings for claims over $100,000. As of the date of the filing of these statements, agreements had been reached with four of the creditors for a net savings of $13,694. No adjustments have been made in the financial statements to reflect these savings.

                                GLOBAL WEB, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001


NOTE 16       NOTE PAYABLE/STOCK WARRANTS
              ---------------------------

                To accommodate future financing needs of the Company, the directors authorized the sale of promissory notes up to an amount of $500,000 and to issue warrants based on the amount of notes sold at the rate of thirty percent or 150,000 warrants. These warrants have a term of two years and expire on November 30, 2002. They are exercisable at the price of $1.00 per share for the Company's $.001 par common stock. Upon issuance, the warrant shares are "unregistered" and "restricted". As of December 31, 2001, one note had been issued for $50,000. The note is pre-payable without penalty provided that ten days prior notice is made. The note bears simple interest at ten percent to be paid annually. As of December 31, 2001, no warrants had been exercised. The market value of the Company's stock on the date the warrants were issued was approximately $1.00, thus no compensation expense or equity has been recorded.

                The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The weighted average fair value per share of options granted in 2000 was approximately $0.18, all of which were granted with an exercise price equal to estimated fair market value at the date of grant. The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumption: no volatility; risk-free interest rate of 10%; no dividend yield; and expected life of two years.

NOTE 17       POST RETIREMENT BENEFIT PLAN
              ----------------------------

                The Company provides and maintains a 401(k) defined contribution savings plan for its full-time employees. All plan funds are invested through independent third parties. No mandated contribution is required by the plan. The Company made no contribution to the plan for 2001 or 2000.

NOTE 18       GOING CONCERN/LIQUIDITY
              -----------------------

              The Company has accumulated losses for the years ended December 31, 2001 and 2000 totaling $1.2 million, has had significant negative cash flow from operations, and has a working capital deficiency. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. These factors raise substantial doubt about the Company's ability to continue as a going concern.

              Management plans include increasing revenue through additional marketing and refining its business plan and through raising additional capital as needed. The Company is also working to reduce debts by selling receivables and through the assistance noted in NOTE 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

  During the calendar year 2001 there were no changes or disagreements with our accountants.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

         Name, Age and Office
         --------------------
         Lee Burbidge, 60, Chairman, Board of Directors and Secretary Brae Burbidge, 35, Director and President
         Douglas Owen 61, Director

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

Item 10. Executive Compensation

  Currently we have no employment agreement with any of our officers, directors or employees. During the year ended December 31, 2001, Brae Burbidge received compensation of $71,387 and benefits of approximately $10,114 and received no other compensation. Mr. Lee Burbidge received compensation of $71,040 and benefits of approximately $9,146 and received no other compensation.

Employment Agreements

  We have no employment agreements or contracts with any employees. Each employee has signed a non-disclosure agreement with us. We have no stock option or incentive plans. As of December 31, 2001, there were no warrants or options issued or outstanding to officers or employees.

Item. 11. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of December 31, 2001, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership         Of Class(1)
-------------------            --------------------         -----------
Lee Burbidge                   1,588,600                         17
11814 So. Election
Road, No. 100
Draper, Utah

Brae Burbidge                  1,994,100                         21
11814 So. Election
Road, No. 100
Draper, Utah

Douglas Owen                     100,000                          1
1601 Dove Street
Newport Beach, CA 92660

All Executive Officers &       3,682,700                         40
Directors as a Group

Bret Burbidge                  1,980,500                         21
6299 Jamestown Circle
Salt Lake City, Utah

Wallace Boyack                 1,837,970                         20
350 South 400 East
No. 105
Salt Lake City, Utah

          (1) Based on 9,305,600 shares of common stock outstanding as of December 31, 2001.

   Lee Burbidge is the father of Brae Burbidge and Bret Burbidge.

Item 12. Certain Relationships and Related Transactions

  During 2000 and 2001 Wallace Boyack performed legal services for us and received compensation less than $60,000 per year.

  In addition, the following transactions occurred in which officers, directors or five per cent shareholders had an interest.

  Relatives of the Burbidges, who are employees, received total compensation of less than $60,000 per year in each of the last two years. In addition, a company owned and controlled in part by a major shareholder sold leads to us and shared costs of sponsoring seminars and also shared in the proceeds. In 2001 we paid the company $643,495 and on December 31, 2001, we had a balance owing of $173,901. In addition, the wife of a major shareholder received benefits of approximately $6,540 for providing benefit consulting services.

  Dan Owen, who was a supervisor in our accounting department and the son of a director, during 2001 received compensation that was less than $60,000.

  In addition, We host StarGate Market Place, an Internet mall owned by StarGate Global, Inc., a company owned by our four primary shareholders. Those shareholders are Brae Burbidge, Lee Burbidge, Bret Burbidge, and Wallace Boyack. We are paid our costs plus ten per cent for our services.

Loans from officers and Shareholders.

           A major shareholder loaned us $20,000 in January 2001 which was repaid. An officer loaned us an additional $35,000 for working capital needs, and a major shareholder loaned us $34,000 bearing interest at 10 per cent. Both are demand loans.

Recent sales and issuance of securities.

  In October 2001, the directors authorized the issuance of 480,000 shares of common stock to certain individuals for compensation and consulting services.

PART IV

Item 13.  Exhibits and Reports on Form 8-K
        a. Exhibits
        No.   Description
        3 (i)  Articles of Incorporation-filed on August 11, 1999.
          (ii) Amendments to Articles of Incorporation-filed on August 11,1999.
          (iii)Bylaws-filed on August 11, 1999.
        10    Stock Purchase Agreement-filed on August 11, 1999.
        21    Subsidiary of the Registrant-filed on September 24, 1999.


b. Reports on Form 8-K.
  On March 1, 2002, we filed a report on Form 8-K to disclose certain matters.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   GLOBAL WEB, INC.

   By s/Brae Burbidge
      --------------
        Brae Burbidge
        Title: President, Chief Executive Officer,and Chief
               Financial Officer (Principal Executive and Financial Officer)


                                     Date: April 15, 2002
                                           --------------

DIRECTORS


s/Brae Burbidge
--------------------------
  BRAE BURBIDGE, DIRECTOR
  Date: April 15, 2002
        --------------

s/Lee Burbidge
-------------------------
  LEE BURBIDGE, Director
  Date: April 15, 2002
        --------------