Form 10QSB
period 2002-03-31
GLOBAL WEB INC
filed 2002-05-24
CIK 1028379

FORM 10-QSB
                                  -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 0-26999

                                GLOBAL WEB, INC.
             (Exact name of registrant as specified in its charter)

        UTAH                                                    87-0427550
 ------------------------------                              -----------------
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

As of March 31, 2002, Registrant had 9,605,600 shares of common stock, par value of $.001 per share, issued and outstanding.

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

   In our opinion, we have made all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of our operations from January 1, 2002 through March 31, 2002 and from January 1, 2001 through March 31, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                GLOBAL WEB, INC.
                   Condensed Consolidated Financial Statements
                                 March 31, 2002


                                Global Web, Inc.
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    Unaudited              Audited
                                                                 March 31, 2002        December 31, 2001
                                                                 --------------        -----------------

Current Assets:

Cash                                                              $     2,004           $    30,237
Accounts Receivable                                                       -0-                 1,015
Current portion of Merchant Lease Receivable                          401,262               423,808
                                                                  -----------           -----------
     Total Current Assets                                             403,266  )            455,060
Property and Equipment                                                356,040               356,040
Less. Accumulated Depreciation                                       (156,544)             (143,407)
                                                                  -----------           -----------
Net Property and Equipment                                            199,496               212,633
Other Assets:
Merchant Acct Lease Receivable net of allowance of $809,708 and
$865,595 and net of current portion                                   509,441               490,379
Depository Reserve                                                     10,000                85,000
Deposits                                                               13,985                13,985
                                                                  -----------           -----------
Total Other Assets                                                    533,426               589,364
                                                                  -----------           -----------
Total Assets                                                      $ 1,136,188           $ 1,257,057
                                                                  ===========           ===========


                                Global Web, Inc.
                     Consolidated Balance Sheet [Continued]

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                   Unaudited                Audited
Liabilities:                                                    March 31, 2002           December 31, 2001
                                                            ----------------------    ----------------------
   Current Liabilities:

Accounts Payable                                                 $ 1,112,746             $ 1,063,450
Payroll Liabilities                                                  130,887                 113,073

Accrued Liabilities                                                   35,235                  57,594

Deferred Revenue                                                      78,487                 468,021

Income Tax Payable                                                       100                     100

Line of Credit                                                        18,986                  20,333

Notes Payable to related parties                                     106,900                 110,000

Current portion of long-term debts                                    88,644                  91,412
                                                                 -----------             -----------

Total Current Liabilities                                          1,571,985               1,923,983

Long-Term Liabilities:

Notes Payable net of current portion                                 218,238                 222,911

Leases Payable net of current portion                                 54,395                  58,350
                                                                 -----------             -----------

Total Long-Term Liabilities                                          272,633                 281,261
                                                                 -----------             -----------
Total Liabilities                                                  1,844,618               2,205,244

Stockholders' Deficit:
Preferred stock--5,000,000 shares authorized, $.001 par value,
-0- shares outstanding                                                   -0-                     -0-
Common stock -- 90,000,000 shares authorized, $.001 par value;
9,305,600 shares issued and outstanding                                9,306                   9,306

Additional Paid In Capital                                           432,460                 432,460

Accumulated Deficit                                               (1,150,196)             (1,389,953)
                                                                 -----------             -----------

Total Stockholders' Deficit                                         (708,430)               (948,187)
                                                                 -----------             -----------
Total Liabilities & Stockholders' Deficit                        $ 1,136,188             $ 1,257,057
                                                                 ===========             ===========


                                Global Web, Inc.
                     Consolidated Statements of Operations
               For the Three Months Ending March 31, 2002 and 2001
                                    Unaudited

                                                       2002          2001
                                                   -----------    -----------

Revenues:

Monthly Hosting Fees                               $    80,048    $    48,195
Business Seminar Fees                                  242,915      2,951,476
Telemarketing Sales                                    305,822        650,978
Merchant Account Fee Revenue                               260         27,753
Financing Revenue and Fees                              24,618        135,911
                                                   -----------    -----------
Total Revenues
                                                       653,663      3,814,313
Expenses:
Seminar Expenses                                         5,550      3,090,641
Telemarketing Expenses                                 155,166        322,374
General and Administrative Expenses                    248,004      1,023,926
                                                   -----------    -----------
Total Expenses                                         408,720      4,436,941
                                                   -----------    -----------
Net Income(Loss) from Operations                       244,943       (622,628)
Interest Expense                                        (6,428)       (10,084)
Legal Settlement - Note 4                              (11,674)           -0-
                                                   -----------    -----------
Net Income(Loss) before Taxes
                                                       226,841       (632,712)
Provision for Income Taxes                                (726)           -0-
                                                   -----------    -----------
Net Income(Loss) before Extraordinary Items            227,567       (632,712)
Gain from Debt Restructuring net of tax - Note 5        12,190            -0-
                                                   -----------    -----------
Net Income(Loss)                                   $   239,757    $  (632,712)
                                                   ===========    ===========
Earnings per common share:
Income(Loss) before extraordinary items            $      0.03    $     (0.07)
Extraordinary item                                         -0-            -0-
                                                   -----------    -----------
Net Income(Loss)                                   $      0.03    $     (0.07)
                                                   ===========    ===========
Weighted average shares outstanding                  9,305,600      8,687,600


                                GLOBAL WEB, INC.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                    Unaudited

                                                                          2002                2001
                                                                        -------             --------
Cash Flows From Operating Activities
Net Income (Loss)                                                   $   239,757          $  (632,712)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                            13,137               22,638
Bad debt expense                                                          5,487              369,142
Gain from Debt Restructuring net of tax                                 (12,190)               -0-
(Increase) in accounts receivable                                          (989)          (1,476,350)
Decrease (increase) in prepaid expenses                                   -0-                 11,147
Increase in current liabilities                                          56,942              652,877
Increase in deferred revenue                                           (389,534)             923,822
                                                                        -------             --------
Net Cash (Used for) Operating Activities
                                                                        (87,390)            (129,436)
Cash Flows From Investing Activities
Merchant reserves                                                        75,000              (42,448)
Purchases of property and equipment                                       -0-               (119,926)
                                                                        -------             --------

Net Cash Used for Investing Activities
                                                                         75,000             (162,374)
Cash Flows From Financing Activities
Sale of long-term receivables                                             -0-                 73,872
(Decrease) Increase in line of credit                                    (1,346)                (439)
Increase in long term debt                                              (14,497)             246,447
                                                                        -------             --------
Net Cash Provided by Financing Activities                               (15,843)             319,880
                                                                        -------             --------
Net Increase (Decrease) in Cash                                         (28,233)              28,070
Beginning Cash Balance                                                   30,237               11,173
                                                                        -------             --------
Ending Cash Balance                                                 $     2,004          $    39,243
                                                                        =======             ========
Supplemental Disclosure Information:
   Cash paid during the year for interest                           $     6,428          $     8,391
   Cash paid during the year for income taxes                       $     -0-            $     -0-

                                GLOBAL WEB, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002

NOTE 1      BASIS OF PRESENTATION

            The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2     INCOME TAXES

           The Company applies Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which uses the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company engages in several activities that give rise to deferrable tax items. Among these are net operating losses, differing treatment of lease contracts with associated bad debt provisions, revenues which are recognized over future periods as service is provided under agreements with customers, and tax depreciation in excess of book depreciation. We have fully reserved the net deferred tax asset that has resulted from the items mentioned above.

NOTE 3     REVENUE RECOGNITION

           The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101,
           "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company also follows SOP 97-2.

NOTE 4  Litigation Settlement

           In March 2001, we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages. This matter was tried and a judgment in the amount of $11,674 was entered against us. We have made a $2,000 payment.

NOTE 5     ASSIGNMENT OF ACCOUNTS PAYABLE

           In November 2001, the Company entered into an agreement with American Finasco (Finasco) wherein Finasco would act as agent for the Company to negotiate a reduction in certain accounts payable with major creditors. Any gains as a result of this agreement are considered extraordinary items and are presented separately in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

  In February 2002, we were asked by the SEC to review certain of our disclosures and accounting practices in previously issued filings especially in regard to the SEC Staff Accounting Bulletin #101. One of the major results of this review was a change in our treatment of certain revenues generated from seminars and telemarketing activities. Prior to 2000 we had been primarily marketing other companies' products so our servicing obligation was minimal. However, in 2000, as we started to market our own products, we were required to provide on-going service to our customers in the form of web server space and customer support. Under SAB 101 and other accounting standards, it became necessary to defer the recognition of portions of our revenues over the period for which the service obligation existed. As a consequence, we have revised our previously filed 10-KSB for 2000 and the subsequent 10-QSB's to reflect this revenue deferral. The effect of this change was to reduce our 2000 revenues by $2.3 million, expenses by $1.1 million, and net income by $1.2 million. While this had a negative effect on 2000, the deferred revenue has been recognized in 2001 and 2002. Amended reports will be filed shortly to reflect these changes. This 10-QSB reflects those changes.

  For the period ended March 31, 2002, we had revenues of $653,663 compared to $3,814,313 for the same period a year earlier and a net income of $239,757 compared to a net loss of $632,712 for an increase of $872,469. Revenues decreased by $3,160,650 because we ceased conducting seminars in October 2001 so our primary source of revenue was the deferred revenues from earlier sales.

  Our expenses decreased by $4,028,221 from $4,436,941 to $408,720 because our marketing activities were minimal during the quarter. We have made additional cuts in our staff in an effort to control costs.

  Total assets as of March 31, 2002 were $1,136,188 compared to $1,257,057 as of December 31, 2001 for a decrease of $120,869. This was primarily the result of collecting the funds from a reserve held by one of our merchant account processors.

Current liabilities decreased by $351,998 from $1,923,983 as of December 31, 2001 to $1,571,985 primarily because of the recognition of deferred revenues. Accounts payable during the period increased by $49,296 from $1,063,450 to $1,112,746 because of decreased cash flow. In November we entered into an agreement with a debt management company to work with our major creditors in an attempt to restructure our debt. As of March 31, we had realized a savings of $12,190 from this effort with additional reductions totaling $99,730 in the second quarter. These debt reductions are reported as extraordinary items in the income statement. Total liabilities as of March 31, 2002 decreased $360,626 from $2,205,244 to $1,844,618.

As of March 31, 2002, our current ratio was 0.26 compared to .19 as of December 31, 2001.

Our accumulated deficit as of March 31, 2002 is $1,140,522 and we have had significant negative cash flow from operations resulting in a working capital deficiency. Our inability to achieve a level of profitable operations and/or additional financing impacts our ability to continue as we are presently organized. These factors raise substantial doubt about our ability to continue as a going concern.

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

     In March 2001 we were named as a defendant in an action captioned Delphine Jensen v. Britney Spencer, Brae Burbidge, and Global Web, Inc. seeking damages. This matter was tried and a judgment in the amount of $11,673 was entered. We have made a $2,000 payment.

In addition, we were named as a defendant in a matter captioned Godfrey Trucking, Inc., v. Global Web, Inc. Civil No. 010911676, filed in the Third Judicial District Court, Salt Lake County, State of Utah. We are resolving this matter by making monthly payments and still owe a balance of approximately $3.600.

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

Item 2. Changes in Securities.
   None.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.

Item 5. Other Information.

  We are exploring new methods of marketing our products and the products of others. We intend to use our infomercial to a greater extent as a marketing tool. However, we have been unable to obtain financing to sponsor the airing of the infomercial on a broad scale. Consequently, our directors recently adopted a resolution which allow Brae Burbidge to organize a separate and independent entity which it is anticipated will be able to raise the necessary funds to air the infomercial. We have entered into an oral agreement with Mr. Burbidge regarding the infomercial which will be formalized in the near future.

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

                  Report of letter from the SEC advising us of the need for certain disclosures.

                                   Signatures
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 23, 2002

Global Web, Inc.


By s/Brae Burbidge
   ---------------------------------------
     Brae Burbidge
     President and Chief Executive Officer

By s/Brae Burbidge
   ---------------------------------------
     Brae Burbidge
     Chief Financial Officer