Form 10KSB/A
period 2000-12-31
GLOBAL WEB INC
filed 2002-06-27
CIK 1028379

U.S. SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
                      FORM 10-KSB/A

[  x  ]     Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000.

First Amendment filed on June 27, 2002

[      ]     Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934  for the transition period from
____             to     _____________
Commission file number: 0-26999
           GLOBAL WEB, INC.
(Name of  small business issuer in its charter)
             Utah                                     87-0427550
State or other jurisdiction of                      I.R.S. Employer
incorporation or organization                      Identification No.
          11814 South Election Road, No. 100
               Draper, Utah 84020
       (Address of principal executive offices)
Registrant's telephone number, including area code:(801)838-7400 Securities registered pursuant to Section 12(b) of the Act:
None
Title of each class registered: N/A.
Name of each exchange on which registered: N/A
Securities to be registered under section 12(g) of the Act:
None
  Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter
period that the registrant was required to file such report(s), and  (2) has been subject to such filing requirements for the
past 90 days.                        x   Yes         No

  Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [    ]
  State the registrant's net revenue (loss) for its most recent
fiscal year:   $434,527
  The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2000, was approximately $190,000.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2000, there were outstanding 8,687,600 shares of registrant's Common stock, par value of $.001 per share.

  Documents incorporated by reference:  Exhibits, Item 13.

  Transitional Small business Disclosure Format Yes     No x
                                       1
PART I.

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

   As part of our e-commerce applications we offer merchant services so a subscriber has the ability to do online sales transactions using credit cards. To do this the merchant needs a merchant account that has virtual terminal functionality. Through marketing affiliations we are able to provide these services to online merchants. We market a license for the virtual terminal which is necessary to utilize the merchant account for online credit card transactions. Through our subsidiary National First Financial, Inc., we have the ability to provide in-house lease financing. We have sold some leases on a discounted basis to third parties. By self-financing the leases our asset base has grown as well as revenues. In the past we have sold as many as 400 leases per month.

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

                                       2
  We offer different packages. Monthly prices range from approximately $9.95 to $34.95. Presently we offer four different packages. Generally, a subscriber paying the higher monthly subscription receives more services. Packages differ by the services provided such as numbers of web pages, E-mail accounts, amount of text, and other e-commerce services provided. From time to time we may vary the packages offered by prices, services or options provided depending on past results, market conditions, and anticipated sales.

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

   We recently produced a thirty minute infomercial entitled "Internet On-ramp." We are currently testing the infomercial in a variety of markets. We will evaluate a larger scale marketing effort based on our result. Essentially the infomercial will be a marketing tool for our products and services. We have not had any experience marketing through infomercials. Available funding will also be a consideration as to any marketing plan developed for the infomercial. Presently, our funds are extremely limited.

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

  We host web sites for subscribers who have their own domain name or URL also known as a Uniform Resource Locator. A URL is the address on the Internet. Every URL is a series of numbers which directs access to the web site whether it is hosted by the Company or a competitor. If a subscriber changes to a different host, the subscriber will then have to make arrangements to change the URL. We believe that because of the inconvenience of changing the URL, it discourages subscribers from changing to another host.
                                       3
  In 2000 we had no research and development expenses and in 1999 those expenses were approximately $42,686.

  Presently, Quicksitemaker with its subscriber base and leases comprise the main components of our business. We may bundle our products with other services and products provided by us and others and then market the products as a package.

  Presently we service approximately 7,000 subscribers for web sites and our other products. We are not dependent upon a few major customers.


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

Marketing

  We presently market our product through infomercials,telemarketing firms and resellers. Historically, our primary method of gaining new subscribers or customers has been through seminars. However, for the foreseeable future we will no longer be conducting seminars.

   We also sell leases of a license to use a virtual terminal which assists our customers to allow their customers or potential customers payment by credit card. Previously we received on a discounted basis immediate funding for the leases from a third party. In August 2000 we began to hold the leases in a
                                       4
subsidiary and collect the monthly lease payments. This caused us to receive less cash in the short term. Recently we have encountered short-term cash flow difficulties. We need sufficient cash flow to fund operations while the monthly aggregate lease payments increase to the levels of cash we previously received from sales of the leases on a discounted basis. By holding the leases our assets have increased and we anticipate that our assets will continue to increase in the future subject to successful marketing. Presently the leases are recorded on our financial statements as sales type leases. We have set up a significant allowance for doubtful accounts and have discounted to present value the income stream from the leases. We may have underestimated the allowance for doubtful accounts because we lack long-term history and experience to make the estimates. If our experience in collecting payments from these sales leases is worse than our estimates, both revenues and income will be reduced. We may sell the leases or use them as collateral for loans or other financing options.

  We entered into oral agreements with telemarketing firms to market web sites and other products. Depending on the product or service sold we pay a percentage of the sales to the telemarketing firm as negotiated. Telemarketers contact people who have attended the seminars or who have previously used our products. Telemarketers sell our products and services. Also, telemarketers may use names from other sources. Sales through telemarketing in the year
2000 provided approximately twenty-two per cent of revenues.

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

Merchant Account and Credit Card Charges.


                                       5
  We and the other entities selling our products typically receive payments through credit cards. Almost all of our revenues are from sales paid for by credit card accounts. Because of the high volume of transactions, the financial institutions where we have our accounts place restrictions on the volume of credit card vouchers which can be processed. Also, the financial institution will process the credit card vouchers and then hold reserves or restrict funds in our accounts. At times we have disagreed with the financial institutions about the size of the reserves and the length of time the reserves are held. Typically the financial institution will hold back at least five per cent of the Company's volume of credit card vouchers. These institutions are concerned about charge backs against the merchant account. A charge back occurs when the purchaser, the cardholder, refuses to pay for the products purchased and demands that the credit card company issue a credit for the amount billed. The restrictions or the placing of a hold on the funds in these merchant accounts may cause us to experience cash liquidity difficulties. We try to monitor the status of the funds in the merchant accounts so that cash flows will be sufficient to fund operations. Our finance department monitors the merchant accounts almost daily.

Government Regulation

  Our business activities are subject to governmental regulations and general business laws. In addition, the seminars are subject to business opportunity laws enacted by approximately 23 states. The applicability of these laws is determined by the initial dollar amount to purchase a business opportunity. Our policy is to keep the price of our products below the dollar amount that makes the law applicable. Under the federal statute if a business opportunity sells for less than $500.00, it is deemed to be exempt from being a franchise. We believe that our products are not business opportunities as defined by statute. In addition, under federal regulation there is a requirement for a cooling off period during which a purchaser can cancel the agreement. We grant to each purchaser the right to cancel the purchase agreement for three days from the date of the purchase. Prior to a seminar in a particular state, the applicable law is reviewed and we ascertain if it complies with the state statute.

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

  Our business may require us to develop or modify our products and perhaps even enter new fields of endeavor and new industries. We lack significant
                                       6
capital resources and it may be difficult in the future to enter into new businesses. If we seek funds from other sources, such funds may not be available on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

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

Employees

  We had approximately sixty full-time and part-time employees at December 31, 2000. Now we have six full and part-time employees.

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


                                       7
  In a matter captioned Media Source, Inc. v. Global Web, Inc., the Plaintiff is seeking $155,870. The Company has filed a counterclaim and is vigorously defending this claim.

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

  Sales pursuant to the provisions of Rule 144 sold into the trading market could adversely affect the market price. The Company's shares trade on the NASD Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand. If more shares are available for sale
                                       8
into the market, the market price of the shares of common stock of the Company will be adversely affected.

  We have not declared or paid any dividends to holders of our common stock. In the future it is unlikely that we will pay any dividends.

Item 6. Management's Discussion and Analysis.

  Because we have only a limited operating history our revenues may not continue in the future and the future operations may generate less revenues than current operations. For the period ended December 31, 2000, we had revenues of $6,859,522 compared to $2,587,480 for the year ended December 31, 1999, and had a net loss of $1,250,489 compared to a net income $71,855 for a decrease of $1,322,344. Revenues increased by $4,272,042 because of several factors. First, we conducted more than three times as many seminars in 2000 than we did in 1999. This added significantly to our customer base and also provided for greater opportunities for post-seminar sales. Second, in August we shifted our marketing and financing strategies for merchant services. Previously, personnel from another company would go with us to the seminars and sell the merchant services. We would be paid a finders' fee or commission from those sales. As we matured in the industry, we determined that we could do our own marketing of the merchant services and receive all of the revenue instead of just a finders' fee. Accordingly, we created National First Financial, Inc., a wholly owned subsidiary, to oversee this activity. Initially we intended to continue to sell the merchant leases to a third-party financing company, but then we decided to finance them in-house. Management believes that our financing of the leases will continue and will significantly impact our assets, revenues, profits and cash flow. The leases provide for forty-eight monthly payments. We have recognized the leases as sale-type leases in accordance with SFAS 13 at the discounted present value, but we have not been paid. We have also recorded a reserve for uncollectible accounts of twenty-five per cent. The twenty-five per cent reserve is an estimate and may be adjusted higher if our collection experience requires that adjustment. If we increase the reserve or if our actual collection experience is less than anticipated, our revenues, income, and assets will be adversely impacted.

  Another significant factor in determining net income for 2000 occurred as a result of a change in our product mix. In earlier years we had been selling other vendors products so all the revenue earned was immediately recognized in our statement of operations. When we began selling our own websites and server space, we incurred additional servicing obligations which required that the revenue be deferred and recognized over the time that the servicing obligation existed. This treatment was mandated by the Securities and Exchange Commission in Staff Accounting Bulletin (SAB) 101 which was required to be adopted by the fourth quarter of 2000 and also as a result of our marketing changes. As a result we have deferred revenue from seminars conducted in 2000 of $1,990,203 that will be recognized in 2001. The after tax effect of this deferred income results in a decrease in income of $1,214,024. Also, as a result of the deferral of income, our deferred tax status switched from a net liability to a net asset. Due to the risk of not having sufficient future profits to fully utilize the current net operating loss, we have taken a reserve against the deferred tax asset equal to the portion unused to offset our 1999 profits in a carryback to the prior year. This results in a $480,771 charge to income in 2000.


                                       9
  For the calendar year ended general and administrative expenses were $8,124,618 compared to $2,448,706 for 1999. General and administrative expenses increased $5,675,912 primarily due to the increased seminar activity. We are unable to defer the same percentage of expenses against future service obligations as we did with revenue so our costs are skewed in relation to our recognizable income.

  Total assets as of December 31, 2000, were $2,028,051 compared to $481,274 as of December 31, 1999, for an increase of $1,546,777. Assets increased because of the merchant leases receivable, current and long-term, of $1,370,880. Cash decreased from $209,993 to $11,173. Pre-paid expenses which are costs incurred to sponsor seminars increased to $344,220 from $30,273 because of the increase in seminar activity. Current liabilities increased by $2,725,115 from $298,860 as of December 31, 1999 to $3,023,975. Accounts
payable during the period increased by $433,005 from $217,442 to $650,447 because of increased operations. Deferred revenues increased by $1,970,111 due to the deferral of revenues for future servicing obligations. Total liabilities increased $2,772,645 from $321,465 to $3,094,110. Total liabilities increased because of the increase in current liabilities. We are dependent upon future sales, maintaining our present level of subscribers, and monthly lease payments at anticipated levels to fund operations. Our primary objective is to increase the number of subscribers to our products and services and to continue the self-funding of additional leases. Our monthly payments from the leases should build to replace the funds we previously received from selling the leases on a discounted basis to another entity. Presently we have approximately 12,000 subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. The number of subscribers has increase in that new sales have been greater than cancellations. As of December 31, 2000, our current ratio was 0.23 compared to
1.0 as of December 31, 1999 primarily because of the deferred revenue and decreased cash.

  For the period ended December 31, 1999, we had revenues of $2,587,480 compared to revenues of $1,135,772 for the same period a year earlier and selling, general and administrative expenses were $2,448,706 compared to $1,063,877. Net income was $71,855 compared to $48,395 a year earlier.

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

 Item 7. Financial Statements
                                      10






























                             GLOBAL WEB, INC.

                     Consolidated Financial Statements
                                  and
                       Independent Auditors' Report
                            December 31, 2000

                           GLOBAL WEB, INC.



                         TABLE OF CONTENTS


Independent Auditors' Report
Consolidated Balance Sheets -- December 31, 2000 and 1999
Consolidated Statements of Operations for the
 Years Ended December 31, 2000 and 1999
Consolidated Statements of Stockholders'
Equity for the Years Ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows for
 the Years Ended December 31, 2000 and 1999
Notes to Financial Statements

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




                                   Mantyla McReynolds

Salt Lake City, Utah
March 10, 2002

                              GLOBAL WEB, INC.
                        Consolidated Balance Sheets
                        December 31, 2000 and 1999

                                   ASSETS
Current Assets:                                  2000              1999
  Cash                                     $    11,173          $ 212,182
  Current portion of merchant contracts
   receivable - Note 14                        334,471                -0-
  Accounts receivable-net of $0 allowance
   for doubtful accounts                           -0-             25,475
  Receivable from related party - Note 4           -0-             32,740
  Prepaid expenses - Note 3                    343,220             30,273
                                             ---------            -------
       Total Current Assets                    688,864            300,670

Property and Equipment:
  Property and Equipment - Notes 1& 5          281,242            187,752
  Less: Accumulated depreciation              (117,472)           (78,914)
                                             ---------            -------
      Net Property and Equipment               163,770            108,838

Other Assets:
  Merchant contracts receivable-net
   of $422,720 allowance and net of
   current portion - Note 14                 1,036,409                -0-
  Deferred Tax Asset - Note 2                   13,012                -0-
  Depository  reserves - Note 10               112,011             66,303
  Deposit                                       13,985              5,463
                                             ---------            -------
          Total Other Assets                 1,175,417             71,766
                                             ---------            -------
               Total Assets                $ 2,028,051          $ 481,274
                                             =========            =======















     See accompanying notes to financial statements.

                              GLOBAL WEB, INC.
                   Consolidated Balance Sheets[continued]
                         December 31, 2000 and 1999

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:                                       2000            1999
   Current Liabilities:
     Accounts payable                         $   650,447      $ 217,442
     Payroll liabilities                           54,920         27,701
     Deferred revenue - Notes 1 & 8             1,990,203         20,092
     Income taxes payable - Notes 1 & 2               -0-         17,441
     Line of credit - Note 12                     273,909          8,892
     Note payable to related party - Note 3        45,000            -0-
     Current portion of long-term
      liabilities - Note 11                         9,496          7,292
                                                ---------        -------
           Total Current Liabilities            3,023,975        298,860

  Long Term Liabilities:
     Deferred tax liability - Notes 1 & 2             -0-         10,168
     Note payable - Note 15                        50,000            -0-
     Leases payable net of current
      portion - Note 11                            20,135         12,437
                                                ---------        -------
            Total Long Term Liabilities            70,135         22,605
                                                ---------        -------
            Total Liabilities                   3,094,110        321,465

Stockholders' Equity:
  Preferred stock--5,000,000 shares authorized,
  $.001 par value, -0- shares outstanding             -0-            -0-
  Common stock -- 90,000,000 shares authorized,
  $.001 par value; 8,687,600 and 8,564,500
  shares issued and outstanding                     8,688          8,565
  Additional Paid-In Capital                      309,479        284,981
  Accumulated Deficit                          (1,384,226)      (133,737)
                                                ---------        -------
          Total Stockholders' (Deficit)/Equity (1,066,059)       159,809
                                                ---------        -------
Total Liabilities and Stockholders' Equity    $ 2,028,051      $ 481,274
                                                =========        =======













        See accompanying notes to financial statements.

                               GLOBAL WEB, INC.
                    Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                               2000               1999
Revenues
  Monthly Hosting Fees                    $   430,602        $   619,533
  Business Seminar Fees                     5,164,835          1,637,292
  Telemarketing Sales                       1,240,583            330,655
  Financing Revenue and Fees                   23,502                -0-
                                            ---------          ---------
    Total Revenues                          6,859,522          2,587,480

Expenses
  Seminar Expenses                          5,293,288            746,921
  Telemarketing Expenses                      600,670            137,155
  General and Administrative Expenses       2,230,660          1,564,630
                                            ---------          ---------
    Total Expenses                          8,124,618          2,448,706
                                            ---------          ---------
    Net (Loss) Income from Operations      (1,265,096)           138,774

  Interest Expense                             (8,434)            (3,809)
  Legal settlement - Note 9                       -0-            (35,500)
                                            ---------          ---------

    Net (Loss) Income Before Income Taxes  (1,273,530)            99,465

    Provision for Income Taxes - Note 2       (23,041)            27,610
                                            ---------          ---------

Net (Loss) Income                        $ (1,250,489)       $    71,855
                                            =========          =========

(Loss) Income Per Share                  $      (0.14)       $      0.01

Weighted Average Shares Outstanding         8,669,342          8,564,500
















     See accompanying notes to financial statements.

                              GLOBAL WEB, INC.
               Consolidated Statements of Stockholders' Equity
                For the Years Ended December 31, 2000 and 1999

                                                       Accumulated
                                           Additional   Deficit/
                         Number    Common   Paid-in     Retained
                        of Shares   Stock   Capital     Earnings        Total
Stockholders' Equity
Balance, December 31,
    1998                8,564,500 $ 8,565  $ 284,982  $   (205,592)  $   87,955
Net income for the year
 ended December 31, 1999                                    71,855       71,855
                        ---------   -----    -------       -------     --------
Balance, December 31,
    1999                8,564,500   8,565    284,982      (133,737)     159,810
Issued shares for
 services at $.20 per
 share, March 6, 2000
 (Note 12)                 15,000     115     22,885                     23,000
Issued shares for
 services at $.20 per
 share, November 20,
 2000 (Note 12)             8,100       8      1,612                      1,620
Net loss for the year
 ended December 31,
 2000                                                   (1,250,489)  (1,250,489)
                        ---------   -----    -------     ---------    ---------
Balance, December 31,
    2000                8,687,600 $ 8,688  $ 309,479  $ (1,384,226) $(1,066,059)
                        =========   =====    =======     =========    =========























     See accompanying notes to financial statements.

                              GLOBAL WEB, INC.
                    Consolidated Statements of Cash Flows
                For the Years Ended December 31, 2000 and 1999

                                                       2000              1999
Cash Flows From Operating Activities
Net (Loss) Income                                 $ (1,250,489)    $    71,855
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                       38,558          35,484
    Bad debt expense                                   613,646             -0-
    Increase in accounts receivable                 (1,926,311)        (41,471)
    Decrease (increase) in prepaid expenses           (312,947)         30,798
    Increase in deferred revenue                     1,970,111           8,746
    (Decrease) in deferred taxes payable               (23,180)            -0-
    Increase in current liabilities                    442,784         239,037
    Issued stock for services                           24,620             -0-
       Net Cash (Used for)Provided by                ---------         -------
         Operating Activities                         (423,208)        344,449


Cash Flows From Investing Activities
    Lease deposit                                       (8,522)         (5,463)
    Merchant reserves                                  (45,708)        (66,303)
    Purchases of property and equipment                (93,490)        (91,311)
                                                     ---------         -------
Net Cash Used for Investing Activities                (147,720)       (163,077)

Cash Flows From Financing Activities
    Increase in line of credit                         265,017           8,892
    Increase in long term debt                         104,902          19,729
                                                     ---------         -------
Net Cash Provided by Financing Activities              369,919          28,621
                                                     ---------         -------
Net (Decrease) Increase in Cash                       (201,009)        209,993

Beginning Cash Balance                                 212,182           2,189
                                                     ---------         -------
Ending Cash Balance                                $    11,173       $ 212,182
                                                     =========         =======
Supplemental Disclosure Information:
   Cash paid during the year for interest          $     8,391       $   3,809
   Cash paid during the year for income taxes      $    17,435       $   8,926









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

BASIS FOR CONSOLIDATION

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

DEFERRED INCOME TAXES

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

     Deferred tax items                        Balance       Tax          Rate
Loss carryforward(expires 2020)            $   684,429    $ 266,927       39%
Allowance for uncollectible merchant
 contract receivable                           422,720      164,861       39%
Deferred income on contracts                (1,793,600     (699,504)      39%
Tax depreciation in excess of book             (21,612)      (8,429)      39%
Deferred income from seminars                1,974,173      769,928       39%
Valuation allowance                                        (480,771)
                                                            -------
Deferred tax asset                                        $  13,012
                                                            =======

The Company has a net deferred tax asset. An allowance has been provided for the deferred tax assets equal to the asset less the amount of tax paid in 1999 which will be recouped by carrying back a portion of the net operating loss. The valuation allowance has increased $480,771 over the 1999 amount of $-0-.

The current year provision for income taxes is summarized below:
Deferred tax liability 12/31/99      $  10,168
Minimum Franchise & other taxes           (139)
Deferred tax asset 12/31/00             13,012
                                       -------
Provision for income taxes, 2000     $  23,041
                                       =======

NOTE 3     PREPAID EXPENSES

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

NOTE 4     RELATED-PARTY TRANSACTIONS/SUBSEQUENT EVENT

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

NOTE 5     PROPERTY AND EQUIPMENT

The major classes of assets as of the balance sheet date are as follows:
 Asset Class                  Cost    Accumulated       Net           Method
                                      Depreciation
Office & Computer Equipment $189,619     $ 82,041      $107,578       SL/DDB
Furniture & Fixtures          48,937       10,689        38,248       SL
Software                      42,686       24,742        17,944       SL
                             -------      -------       -------
Total                       $281,242     $117,472      $163,770
                             =======      =======       =======

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

NOTE 6     OFFICE LEASE

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

NOTE 7     SIGNIFICANT CONCENTRATION OF CREDIT RISK

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

NOTE 8     EFFECTS OF ADOPTING SAB 101 IN 2000 FINANCIAL STATEMENTS

The company adopted the provisions of the Securities and Exchange Commissions Staff Accounting Bulletin 101 in the fourth quarter of 2000. The net effect of this change was to reduce revenues by $2,365,403, expenses by $394,703, tax expense by $768,573 and net income by $1,202,126 compared to those items before application of the standards in the Bulletin. Prior year revenues have not been restated in these financial statements.

                              GLOBAL WEB, INC.
                 Notes to Consolidated Financial Statements
                        December 31, 2000 [continued]

NOTE 9     CONTINGENCIES/SUBSEQUENT EVENTS

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

NOTE 10     DEPOSITORY RESERVE

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

                              GLOBAL WEB, INC.
                 Notes to Consolidated Financial Statements
                        December 31, 2000 [continued]

NOTE 11     CAPITAL LEASE

The Company has entered into two capital leases for the purchase of office furniture & equipment as follows.

Description          Balance at 12/31/00     Monthly Payment     Final Maturity
Furniture & Equipment     $11,097               $  819            June 2002
Copier/scanner            $18,534               $  377            October 2005
                           ------                -----
                          $29,631               $1,196
                           ======                =====

The following table shows the required lease payments for the term of the contracts.

     Year          Interest          Principal          Total Payment
     2001           $1,917            $ 9,496            $11,413
     2002            1,049              8,387              9,436
     2003              606              3,918              4,524
     2004              361              4,163              4,524
     2005              103              3,667              3,770
                     -----             ------             ------
     Totals         $4,036            $29,631            $33,667
                     =====             ======             ======

                              GLOBAL WEB, INC.
                 Notes to Consolidated Financial Statements
                        December 31, 2000 [continued]

NOTE 12     LINE OF CREDIT

The Company has two lines of credit with local financial institutions.

 Credit line limit  Interest rate  Maturity    12/31/00 balance     Security

    $250,000          10.0%        On demand     $250,000        Receivables &
                                                                 other property
      25,000          14.5%        Revolving       23,909        None
    --------                                     --------
    $275,000                                     $273,909

                              GLOBAL WEB, INC.
                 Notes to Consolidated Financial Statements
                        December 31, 2000 [continued]

NOTE 13     COMMON STOCK

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

NOTE 14     LEASE CONTRACTS RECEIVABLE

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

     Year            Principal            Interest
     2001          $   334,471          $   395,807
     2002              410,832              319,446
     2003              523,953              206,325
     2004              524,344              145,078
                     ---------            ---------
                   $ 1,793,600          $ 1,066,656
                     =========            =========

                              GLOBAL WEB, INC.
                 Notes to Consolidated Financial Statements
                        December 31, 2000 [continued]

NOTE 15     NOTE PAYABLE/STOCK WARRANTS

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

NOTE 16     POST RETIREMENT BENEFIT PLAN

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

  Douglas Owen attended the University of Utah and studied Business Administration and Marketing. For the past twenty years he has specialized in real estate development and marketing in Utah, Washington, California, New York, Kentucky, Tennessee, and Arizona. Mr. Owen is a licensed real estate agent in Arizona and California. He has provided consulting services to everal major corporations. Presently, Mr. Owen is the President of Uni-Med
                                      29
Realty Advisors, Inc.

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



                                      30
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

  During part of 2000 three children of Wallace Boyack were part-time employees for us All received compensation less than $60,000. In addition, relatives of Lee Burbidge and Bret Burbidge during 2000 and 1999 were our employees. None of them during 2000 and 1999 received compensation in excess of $60,000. Dan Owen, a supervisor in our accounting department and the son of a director, during 2000 received compensation that was less than $60,000.

                                      31
In addition, the Company hosts StarGate Market Place, an Internet mall owned by StarGate Global, Inc., a company owned by our four primary shareholders. Those shareholders are Brae Burbidge, Lee Burbidge, Bret Burbidge, and Wallace Boyack. We are paid our costs plus ten per cent for our services.

Loans from officers and Shareholders.

      A major shareholder loaned us $20,000 in January 2001. That loan bears interest at ten per cent per annum and is now a demand loan. An officer loaned us beginning in December 2000 $45,000 bearing interest at 9.5 per cent, and a major shareholder loaned us $34,000 bearing interest at 10 per cent. Both are demand loans. We used these funds for working capital.

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







                                      32
Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL WEB, INC.

By s/Brae Burbidge
Brae Burbidge
Title:President, Chief Executive Officer, and
Chief Financial Officer (Principal Executive and Financial Officer)


 Date: March 30, 2001    Amended:  June 27, 2002


DIRECTORS


s/Brae Burbidge
BRAE BURBIDGE, DIRECTOR
Date: June 25, 2002


s/Lee Burbidge
LEE BURBIDGE, Director
Date: June 25, 2002