Form 10QSB/A
period 2001-03-31
GLOBAL WEB INC
filed 2002-06-27
CIK 1028379

FORM 10-QSB/A

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     Quarterly Report Under Section 13 or 15(d)
     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

First Amendment filed on June 27, 2002

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

         (801)838-7400
(Registrant's telephone number including area code)

           Not Applicable
(Former Address, if changed since last report)

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

                                GLOBAL WEB, INC.

                 Condensed Consolidated Financial Statements
                                 March 31, 2001

                                 Global Web, Inc.
                       Condensed Consolidated Balance Sheet

                                     ASSETS
                                                 Unaudited         Audited
                                                 March 31,       December 31,
                                                   2001              2000

Current Assets:
  Cash                                          $    39,242      $    11,173
  Current portion of Merchant Lease Receivable      586,590          334,471
  Prepaid Expenses                                  332,073          343,220
                                                  ---------        ---------
    Total Current Assets                            957,905          688,864

  Property and Equipment                            401,168          281,242
  Less. Accumulated Depreciation                   (140,110)        (117,472)
                                                  ---------        ---------
    Net Property and Equipment                      261,058          163,770

Other Assets:
  Acct Lease Receivable-net of $696,524 and
  $422,720 allowance and net of current portion   1,817,626        1,036,409
  Deferred Tax Asset                                 13,012           13,012
  Depository Reserve                                154,458          112,011
  Deposits                                           13,985           13,985
                                                  ---------        ---------
    Total Other Assets                            1,999,081        1,175,417
                                                  ---------        ---------
    Total Assets                                $ 3,218,044      $ 2,028,051
                                                  =========        =========
























See notes to condensed consolidated financial statements

                                 Global Web, Inc.
                       Condensed Consolidated Balance Sheet (Continued)

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                 Unaudited         Audited
                                                 March 31,       December 31,
                                                   2001              2000
Liabilities:
  Current Liabilities:
    Accounts Payable                            $ 1,261,532      $   650,447
    Payroll Liabilities                              96,712           54,920
    Deferred Revenue                              2,914,025        1,990,203
    Line of Credit                                  273,469          273,909
    Notes Payable                                    99,000           45,000
    Current portion of long-term debts               23,609            9,496
                                                  ---------        ---------
      Total Current Liabilities                   4,668,347        3,023,975

  Long-Term Liabilities:
    Leases Payable net of current portion            74,982           20,135
    Notes Payable                                   173,486           50,000
                                                  ---------        ---------
      Total Long-Term Liabilities                   248,468           70,135
                                                  ---------        ---------
      Total Liabilities                           4,916,815        3,094,110

Stockholders' Deficit:
  Preferred stock--5,000,000 shares authorized,
  $.001 par value, -0- shares outstanding               -0-              -0-
  Common stock - 90,000,000 shares authorized,
  $.001 par value; 8,687,600  shares issued and
  outstanding                                         8,688            8,688
  Additional Paid In Capital                        309,479          309,479
  Accumulated Deficit                            (2,016,938)      (1,384,226)
                                                  ---------        ---------
      Total Stockholders' Deficit                (1,698,771)      (1,066,059)
                                                  ---------        ---------
      Total Liabilities & Stockholders' Equity  $ 3,218,044     $  2,028,051
                                                  =========        =========
















See notes to condensed consolidated financial statements

                                 Global Web, Inc.
                       Consolidated Statements of Operations
                For the Three Months Ending March 31, 2001 and 2000
                                    Unaudited

                                                     2001             2000

Revenues:
  Monthly Hosting Fees                          $    48,195      $   125,504
  Business Seminar Fees                           2,951,476          540,944
  Telemarketing Sales                               650,978           62,826
  Merchant Account Fee Revenue                       27,753              -0-
  Financing Revenue and Fees                        135,911              -0-
                                                  ---------        ---------
    Total Revenues                                3,814,313          729,274

Expenses:
  Seminar Expenses                                3,090,641          751,295
  Telemarketing Expenses                            322,374           25,178
  General and Administrative Expenses             1,023,926          304,609
                                                  ---------        ---------
    Total Expenses                                4,436,941        1,081,082
                                                  ---------        ---------
Net Loss from Operations                           (622,628)        (351,808)

  Interest Expense                                  (10,084)          (1,022)
                                                  ---------        ---------
Net Loss before Taxes                              (632,712)        (352,830)

  Provision for Income Taxes - Note 2                   -0-         (137,604)
                                                  ---------        ---------
Net Loss                                        $  (632,712)     $  (215,226)
                                                  =========        =========

Loss per share                                  $     (0.08)     $     (0.03)
Weighted average shares outstanding               8,687,600        8,611,167



















See notes to condensed consolidated financial statements

                                 GLOBAL WEB, INC.
                       Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2001 and 2000
                                    Unaudited

                                                     2001             2000
Cash Flows From Operating Activities
Net Loss                                        $  (632,712)     $  (215,226)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                      22,638            5,400
  Bad debt expense                                  369,142              -0-
  Issued stock for services                             -0-           28,000
  (Increase) in accounts receivable              (1,476,349)        (104,420)
  Decrease (increase) in prepaid expenses            11,147          (60,216)
  Increase (Decrease) in current liabilities        652,877          (39,724)
  Increase in deferred revenue                      923,822          503,347
  Decrease (increase) in deferred tax
  liability/asset                                       -0-         (137,604)
                                                  ---------        ---------
    Net Cash Used for Operating Activities         (129,435)         (20,443)

Cash Flows From Investing Activities
  Merchant reserves                                 (42,448)         (16,578)
  Purchases of property and equipment              (119,926)          (8,727)
                                                  ---------        ---------
    Net Cash Used for Investing Activities         (162,374)         (25,305)

Cash Flows From Financing Activities
  Sale of long-term receivables                      73,872              -0-
  (Decrease) Increase in line of credit                (440)          13,444
  Increase (Decrease) in long term debt             246,446           (2,497)
                                                  ---------        ---------
    Net Cash Provided by Financing Activities       319,878           10,947
                                                  ---------        ---------
Net Increase (Decrease) in Cash                      28,069          (34,801)

Beginning Cash Balance                               11,173          212,182
                                                  ---------        ---------
Ending Cash Balance                             $    39,242      $   177,381
                                                  =========        =========
Supplemental Disclosure Information:
   Cash paid during the year for interest       $    10,084      $     8,391
   Cash paid during the year for income taxes   $       -0-      $    17,435











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

NOTE 2     INCOME TAXES

      The Company applies Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which uses the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in
      future years.   The Company engages in several activities that give rise
      to deferrable tax items. Among these are net operating losses, differing treatment of lease contracts with associated bad debt provisions, revenues which are recognized over future periods as service is provided under agreements with customers, and tax depreciation in excess of book depreciation. Effective with our recently amended 10-KSB for 2000, we have fully reserved the net deferred tax asset that has resulted from the items mentioned above. The current tax asset represents a refund of taxes paid for 1999 that were recouped by our net operating loss in 2000.

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

                                 GLOBAL WEB, INC.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001

NOTE 3     REVENUE RECOGNITION (Continued)

     Deferral of these revenues and expenses has the following effect on the financial statements of the Company:

                                        2001 YTD              2000 YTD
       Revenues                       $(1,141,817)          $(1,536,275)
       Commission Expenses                217,995               107,147
       Income Tax Expense                 360,291               557,360
       Net Income                        (563,531)             (871,768)
       Deferred Revenue              $  2,914,025           $ 1,429,128

NOTE 4     COMMON STOCK

     On March 7, 2001 the Board of Directors adopted a resolution authorizing the issue of 138,000 shares of the Company's common stock to various employees and vendors. In addition, subsequent to March 31, 2001, 100,000 shares of common stock was authorized for issuance to two individuals.


NOTE 5     RELATED-PARTY TRANSACTION

     The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash. The liability for the issuance of common stock is recorded in long-term Notes Payable pending actual issuance of the stock. For the three months ending March 31, 2001 this amount was valued at $123,486. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 6     SUBSEQUENT EVENT

     During 1999 and part of 2000 the Company acted as a sales agent for another company in the marketing of leases for credit card virtual terminals. In July 2000, the Company decided to begin marketing these leases directly and made arrangements to fund them through National First Financial, a wholly-owned subsidiary. In April 2001, the Company decided to seek limited external financing of some of these leases. Accordingly, the Company began selling lease contracts to third parties. These lease sales are accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in that the Company has surrendered control of these leases to the financing companies in exchange for cash. There are no requirements to repurchase or redeem these leases at maturity. As cash is received for these sales the Lease Receivable balance is reduced with any difference between sale price and book value going to gain/loss on sale of assets.

                                 GLOBAL WEB, INC.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001


NOTE 5     RELATED-PARTY TRANSACTION

      The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash. The liability for the issuance of common stock is recorded in long-term Notes Payable pending actual issuance of the stock. For the three months ending March 31, 2001 this amount was valued at $123,486. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 6     SUBSEQUENT EVENT

      During 1999 and part of 2000 the Company acted as a sales agent for another company in the marketing of leases for credit card virtual terminals. In July 2000, the Company decided to begin marketing these leases directly and made arrangements to fund them through National First Financial, a wholly-owned subsidiary. In April 2001, the Company decided to seek limited external financing of some of these leases. Accordingly, the Company began selling lease contracts to third parties. These lease sales are accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in that the Company has surrendered control of these leases to the financing companies in exchange for cash. There are no requirements to repurchase or redeem these leases at maturity. As cash is received for these sales the Lease Receivable balance is reduced with any difference between sale price and book value going to gain/loss on sale of assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  For the three month period ended March 31, 2001, we had revenues of $3,814,313 compared to revenues of $729,274 for the same period a year earlier for an increase of $3,085,039, an increase of four hundred twenty-three per cent (423%). Our loss was $632,712 compared to a loss (after taxes) of $215,226 for an increased loss of $417,486, an increase of 194 per cent. One reason for the increase in revenues is attributable to the internal financing of Merchant Leases Previously we sold leases at a discount to third parties. Since September 2000 we have financed the leases. The leases provide for monthly payments over a term of forty-eight months. On our financial statements we recognize the discounted value of the leases as revenues; yet the actual payments are received over the forty-eight month term. Another reason for increasing revenues is a significant increase in the number of seminars which we conducted in the first quarter of 2001 compared to 2000. We also added additional marketing channels through the use of third-party telemarketing activities to our existing client base.

  During the current period expenses were $4,436,941 compared to $1,081,082 for the same period a year earlier. Expenses increased $3,355,859, an increase of three hundred ten per cent
(310%). Expenses were higher because of our increase in marketing activities, new personnel hires, and expenses associated with our move to new office space. Our past revenues may not continue in the future and future operations may generate less revenues than current operations.

  Our net losses in the two quarters result primarily from the fact that we are required by accounting principles to defer the recognition of a significant portion of our revenues over an extended period of time while the expenses associated with generating those revenues is reported all in the quarter in which it was incurred.

  As of March 31, 2001, our total assets were $3,218,044 compared to $2,028,051 as of December 31, 2000, for an increase of $1,189,993. Assets increased primarily because of an increase of $1,033,336 in Merchant Lease Receivables combining the increase in the current portion and long-term portion. As of the period end current liabilities were $4,668,347 compared to $3,023,975 as of December 31, 2000. As of the period end accounts payable were $1,261,532 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increase marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases. The increase in current liabilities indicates that our cash flows are insufficient to fund our current level of operations. We are evaluating different alternatives to augment working capital including but not limited to loans, selling equity and sale of Merchant Leases on a discounted basis. Long term debt increased $178,333 compared to year end because of leases for new equipment and furnishings and as a result of an arrangement with a related party to pay for mailing lists through a combination of cash and stock. The amount payable in stock is recorded as a long-term note payable until the stock is issued. Shareholders' equity during the period decreased from $1,066,059 to $1,698,771 for a decrease of $632,712 or approximately fifty-nine per cent (59%).

  We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 12,000 active subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of March 31, 2001, our current ratio was 0.21 compared to
0.23 as of December 31, 2000.

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

Date   May 18, 2001   Amended   June 27, 2002

Global Web, Inc.


By s/Brae Burbidge    _________________      _____________________
President and Chief Executive Officer

By s/Brae Burbidge    _________________      _____________________
Chief Financial Officer