Form 10QSB/A
period 2001-06-30
GLOBAL WEB INC
filed 2002-06-27
CIK 1028379

FORM 10-QSB/A

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


     Quarterly Report Under Section 13 or 15(d)
     Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

First Amendment filed on June 27, 2002

Commission File Number 0-26999

                      GLOBAL WEB, INC.
        (Exact name of registrant as specified in its charter)

            UTAH                                87-0427550
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

      11814 South Election Road, No. 100
      Draper, Utah 84020
(Address of principal executive offices)

          (801)838-7400
(Registrant's telephone number including area code)

        Not Applicable
(Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes XX             No

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

                                GLOBAL WEB, INC.

                    Condensed Consolidated Financial Statements
                                 June 30, 2001

                               Global Web, Inc.
                     Condensed Consolidated Balance Sheet

                                   ASSETS
                                                      Unaudited     Audited
                                                       June 30,   December 31,
                                                         2001         2000
Current Assets:
     Cash                                           $    91,289   $    11,173
     Current portion of Merchant Lease Receivable       511,781       334,471
     Accounts Receivable                                 61,933           -0-
     Prepaid Expenses                                   512,618       343,220
                                                      ---------     ---------
       Total Current Assets                           1,177,621       688,864

Property and Equipment                                  422,352       281,242
Less Accumulated Depreciation                          (156,333)     (117,472)
                                                      ---------     ---------
        Net Property and Equipment                      266,019       163,770

Other Assets:
     Merchant Lease Receivable-net of $369,766 and
     $422,720 allowance and net of current portion    1,579,217     1,036,409
     Deferred Tax Asset                                  13,012        13,012
     Depository Reserve                                 167,662       112,011
     Deposits                                            13,985        13,985
                                                      ---------     ---------
       Total Other Assets                             1,760,864     1,162,405
                                                      ---------     ---------
       Total Assets                                 $ 3,217,516   $ 2,028,051
                                                      =========     =========
























                  See accompanying notes to financial statements

                              Global Web, Inc.
              Condensed Consolidated Balance Sheet (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

                                                      Unaudited     Audited
                                                       June 30,   December 31,
                                                         2001         2000
Liabilities:

Current Liabilities:
     Accounts Payable                               $ 1,269,704   $   650,447
     Payroll Liabilities                                 85.788        54,920
     Deferred Revenue                                 2,211,082     1,990,203
     Line of Credit                                      23.649       273,909
     Notes Payable                                       99,000        45,000
     Current portion of long-term debts                  25.617         9,496
                                                      ---------     ---------
       Total Current Liabilities                      3,714,840     3,023,975

Long-Term Liabilities:
     Bank Loan                                          250,000           -0-
     Leases Payable net of current portion               68,519        20,135
     Notes Payable                                      215,617        50,000
                                                      ---------     ---------
       Total Long-Term Liabilities                      534,136        70,135
                                                      ---------     ---------
       Total Liabilities                              4,248,976     3,094,110

Stockholders' Equity/(Deficit):
     Preferred stock--5,000,000 shares authorized,
     $.001 par value, -0- shares outstanding                -0-           -0-
     Common stock -- 90,000,000 shares authorized,
     $.001 par value; 8,742,600 and 8,687,600
     shares issued and outstanding                        8,743         8,688
     Additional Paid In Capital                         320,424       309,479
     Accumulated Surplus/(Deficit)                   (1,360,626)   (1,384,226)
                                                      ---------     ---------
       Total Stockholders' Equity/(Deficit)          (1,031,460)   (1,066,059)
                                                      ---------     ---------
       Total Liabilities & Stockholders' Equity     $ 3,217,517   $ 2,028,051
                                                      =========     =========













                  See accompanying notes to financial statements

                              Global Web, Inc.
                   Consolidated Statements of Operations
               For the Quarters Ended June 30, 2001 and 2000
                                Unaudited

                                                         2001          2000
Revenues:
     Monthly Hosting Fees                           $   140,878   $   111,615
     Business Seminar Fees                            2,300,157       904,120
     Telemarketing Sales                              1,212,195       234,379
     Merchant Account Fee Revenue                       109,430           -0-
     Financing Revenue and Fees                          56,009          (153)
                                                      ---------     ---------
       Total Revenues                                 3,818,669     1,249,961

Expenses:
     Seminar Expenses                                 1,782,227     1,341,704
     Telemarketing Expenses                             554,678       117,064
     General and Administrative Expenses                802,004       382,706
                                                      ---------     ---------
       Total Expenses                                 3,138,909     1,841,474
                                                      ---------     ---------
Net Income (Loss) from Operations                       679,760      (591,513)

     Interest Expense                                   (23,448)         (198)
                                                      ---------     ---------
Net Income (Loss) before Taxes                          656,312      (591,711)

     Provision for Income Taxes - Note 2                    -0-      (230,767)
                                                      ---------     ---------
Net Income (Loss)                                   $   656,312   $  (360,944)
                                                      =========     =========

Income (Loss) per share                             $      0.08   $     (0.04)
                                                      =========     =========
Weighted average shares outstanding                   8,742,600     8,704,500



















                  See accompanying notes to financial statements

                              Global Web, Inc.
                   Consolidated Statements of Operations
              For the Six Months Ending June 30, 2001 and 2000
                                 Unaudited

                                                         2001           2000

Revenues:
     Monthly Hosting Fees                           $   189,073   $   237,119
     Business Seminar Fees                            5,251,632     1,445,064
     Telemarketing Sales                              1,863,173       297,204
     Merchant Account Fee Revenue                       137,185           -0-
     Financing Revenue and Fees                         191,919          (153)
                                                      ---------     ---------
       Total Revenues                                 7,632,982     1,979,234

Expenses:
     Seminar Expenses                                 4,872,868     2,093,000
     Telemarketing Expenses                             877,052       142,241
     General and Administrative Expenses              1,825,930       687,314
                                                      ---------     ---------
       Total Expenses                                 7,575,850     2,922,555
                                                      ---------     ---------
Net Income (Loss) from Operations                        57,132      (943,321)

     Interest Expense                                   (33,532)       (1,220)
                                                      ---------     ---------
Net Income (Loss) before Taxes                           23,600      (944,541)

     Provision for Income Taxes - Note 2                    -0-      (368,371)
                                                      ---------     ---------
Net Income (Loss)                                   $    23,600   $  (576,170)
                                                      =========     =========

Income (Loss) per share                             $      0.01   $     (0.07)
                                                      =========     =========
Weighted average shares outstanding                   8,715,100     8,657,833


















                  See accompanying notes to financial statements

                              Global Web, Inc.
              Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended June 30, 2001 and 2000
                                 Unaudited

                                                         2001          2000
Cash Flows from Operating Activities
     Net income (Loss)                              $   656,312   $  (360,944)
     Adjustments to reconcile net income to net
     cash from operating activities
      Depreciation                                       16,223        11,803
      Bad Debt Expense                                  145,566           185
      (Increase) decrease in prepaid expense           (180,545)       88,308
      (Increase) decrease in contracts receivable      (896,832)       35,493
      Increase (decrease) in current liabilities         (2,752)      (52,470)
      (Decrease ) in deferred tax liability                 -0-      (248,247)
      (Decrease) Increase in deferred revenue          (702,943)      691,807
      Issued stock for services                          11,000           -0-
                                                      ---------     ---------
            Net cash used in/provided by operating
            Activities                                 (953,971)      165,935

Cash Flows from Investing Activities
      Lease Deposits                                        -0-        (1,680)
      Purchase of equipment                             (21,184)      (39,326)
      Increase in depository reserves                   (13,204)      (35,383)
                                                      ---------     ---------
           Net cash used in/provided by investing
           Activities                                   (34,388)      (76,389)

Cash Flows from Financing Activities
      Sale of long-term receivables                   1,002,551           -0-
      (Decrease) Increase in Line of Credit            (249,820)       12,663
      Increase (decrease) in long-term debt             287,675        (3,272)
                                                      ---------     ---------
      Net cash used in/provided by financing
      Activities                                      1,040,406        (9,391)
                                                      ---------     ---------
Net increase (decrease) in cash                          52,047        98,937

Beginning Cash                                           39,242       177,381
                                                      ---------     ---------
Ending Cash                                         $    91,289   $   276,318
                                                      =========     =========
Supplemental Disclosure Information:
      Cash paid during the period for interest      $    23,448   $       198
      Cash paid during the period for taxes         $       -0-   $       -0-








                  See accompanying notes to financial statements

                              Global Web, Inc.
               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2001 and 2000
                                 Unaudited

                                                         2001          2000
Cash Flows from Operating Activities
Net income (loss)                                   $    23,600   $  (576,170)
   Adjustments to reconcile net income to net cash
   from operating activities
      Depreciation                                       38,861        17,203
      Bad Debt Expense                                  514,708           185
      (Increase) decrease in prepaid expense           (169,398)       28,092
      (Increase) decrease in contracts               (2,373,182)      (68,927)
      Increase (decrease) in current liabilities        650,125       (92,194)
      Change in deferred tax liability                      -0-      (385,851)
      Increase in deferred revenue                      220,879     1,195,154
      Issued stock for services                          11,000        28,000
                                                      ---------     ---------
            Net cash used in/provided by operating
            Activities                               (1,083,407)      145,492

Cash Flows from Investing Activities
      Lease Deposits                                        -0-        (1,680)
      Purchase of equipment                            (141,110)      (48,053)
      Increase in depository reserves                   (55,651)      (51,961)
                                                      ---------     ---------
           Net cash used in investing activities       (196,761)     (101,694)

Cash Flows from Financing Activities
      Sale of long-term receivables                   1,076,423           -0-
      (Decrease) Increase in Line of Credit            (250,260)       26,108
      Increase (decrease) in long-term debt             534,121        (5,770)
                                                      ---------     ---------
      Net cash provided by financing activities       1,360,284        20,338

Net increase (decrease) in cash                          80,116        64,136

Beginning Cash                                           11,173       212,182
                                                      ---------     ---------
Ending Cash                                         $    91,289   $   276,318
                                                      =========     =========

Supplemental Disclosure Information:
      Cash paid during the period for interest      $    33,532   $     8,391
      Cash paid during the period for taxes         $       -0-   $    17,435









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

                              GLOBAL WEB, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                               June 30, 2001

NOTE 3     REVENUE RECOGNITION (Continued)

Deferral of these revenues and expenses has the following effect on the financial statements of the Company:


                      Current Quarter   2001 YTD    2000 Quarter    2000 YTD
                      ---------------   --------    ------------   -----------
Revenues              $    785,306   $  (356,511)   $ (872,193)  $ (1,484,646)
Commission Expenses        (82,363)      135,632       174,586        281,743
Income Tax Expense        (274,148)       86,143       272,067        469,132
Net Income                 428,795      (134,736)     (425,540       (740,771)
Deferred Revenue      $   (702,943)  $ 2,211,082    $  697,607   $  1,202,912

NOTE 4     COMMON STOCK

On March 7, 2001 the Board of Directors adopted a resolution authorizing the issue of 138,000 shares of the Company's common stock to various employees and vendors. The stock was issued to the vendors during May as S-8 or unrestricted stock. The remaining stock was issued in July. In August, the Board of Directors authorized the issuance of 50,000 shares of stock to a vendor.

NOTE 5     RELATED-PARTY TRANSACTION

The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash.
The liability for the issuance of common stock is recorded in long-term Notes Payable pending actual issuance of the stock. For the six months ending June 30, 2001 this amount was valued at $165,617. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 6  CONVERSION OF LINE OF CREDIT TO TERM NOTE

In June 2001, the Company converted its line of credit with Key Bank to a term loan which will be paid over a 60 month period. This note has monthly payments of $3,150 and accrues interest at prime plus 1.75% which is currently 8%.

NOTE 7  SALE OF LEASE RECEIVABLE CONTRACTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  For the three-month period ended June 30, 2001, we had revenues of $3,818,669 compared to revenues of $1,249,961 for the same period a year earlier for an increase of $2,568,708. During the quarter our income was $656,312 compared to a loss (after taxes) of $(360,944) for an increase of $1,017,256. The increases in revenues are attributable to the internal financing of Merchant Leases and sales of our products. Another reason for increasing revenues is a significant increase in the number of seminars which we conducted in 2001 compared to 2000. We also added additional marketing channels through the use of third-party telemarketing activities to our existing client base. Additionally, we recognized $785,306 in revenue from 2000 sales. The increase in income is attributable to the recognition of this prior year income without the associated costs which were reported in the prior year. We did experience and increase in costs so our margins are slipping. During the current period expenses were $3,138,909 compared to $1,841,474 for the same period a year earlier. Expenses increased $1,297,435. Expenses were higher because of increased marketing activities and costs, higher postage costs, increased lease expense and equipment purchases. Management believes revenues have been hindered by general economic conditions. Our past revenues may not continue in the future and future operations may generate less revenue than current operations.

For the six-month period ended June 30, 2001, we had revenues of $7,632,981 compared to $1,979,234 for the same period a year earlier for an increase of $5,653,747. Our expenses were $7,575,850 compared to $2,922,555 for an increase of $4,653,295. Net income was $23,600 compared to a loss of $576,170 for a decrease of $599,770.

  As of June 30, 2001, our total assets were $3,217,516 compared to $2,028,051 as of December 31, 2000, for an increase of $1,189,465. Assets increased primarily because of an increase of $720,119 in Merchant Lease Receivables combining the increase in the current portion and long-term receivables. As of June 30, 2001 current liabilities were $3,714,840 compared to $3,023,975 as of December 31, 2000. As of the period end accounts payable were $1,269,704 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increased marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases and the increase in expenses. The single biggest component of current liabilities is our deferred revenues. They increased from $1,990,203 at December 31, 2000 to $2,211,082 at June
30. This balance represents revenues which have already been collected but which must be deferred over the time for which a servicing obligation exists. The increase in current liabilities indicates that our cash flows are insufficient to fund our current level of operations. We are evaluating different alternatives to augment working capital including but not limited to loans, selling equity and sale of Merchant Leases on a discounted basis. Long term debt increased $464,001 from $70,135 to $534,136. This increase is attributed to three causes. First, in June, the Company converted its line of credit with Key Bank to a term loan payable over three years. Second, the Company entered into leases to provide new equipment and furnishings. Third, through an arrangement with a related party to pay for mailing lists through a combination of cash and stock we have recorded the amount payable in stock as a long-term note payable until the stock is issued. Shareholders' equity as of June 30, 2001 was $(1,031,460) compared to $(1,066,060) as of December 31, 2000, for an increase of $23,600 or approximately two per cent (2%). We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 11,500 active subscribers. The number of subscribers is subject to change and fluctuation because of new sales and cancellations. As of June 30, 2001, our current ratio was
0.32 compared to 0.23 as of December 31, 2000.


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

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.




Item 5. Other Information.

   In April 2001 we sold some of the Merchant Leases to a third party on a discounted basis for approximately $600,000. In June and July 2001 we sold additional leases and realized approximately $450,000. After the first monthly payment is made the Leases belong to the third party. We used the funds to purchase equipment, for working capital and to fund operations. In the future we may sell additional Merchant Leases. No policy or plan has been developed regarding any number of Leases that we may sell to others. Because of cash flow requirements it may be necessary to sell or pledge additional Leases to obtain additional working capital.

   During the quarter we continued to have a third party provide web hosting and web site making services to our new customers. We believe that the results are beneficial to us. Because we sell a third party's services we recognize the income from the sales immediately in our financial statements. Our income for the second quarter is $335,538 higher than it would have been if we had not made the change. We are not adding to our own customer base so the revenues from that source may erode over time. Additionally, we will not receive revenues from the web hosting activities. We feel that this is acceptable because we will also not have the accompanying service obligations. We are in discussions regarding the details of our relationship with the provider and the terms and conditions have not been determined. For the near term the provider will receive the monthly hosting fees for all accounts it services.

   Recently we determined to reduce our marketing efforts in sponsoring seminars. We regularly evaluate our marketing efforts through the seminars and continue to make adjustments. Other marketing methods and alternatives are under consideration that may involve additional telemarketing and modifications to our seminar format. We are dependent on future sales of our products and services to fund operations. Under current market conditions reducing the number of seminars we sponsor will have a positive impact on our operations because we can focus our efforts on other marketing opportunities.


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

Date   August 9, 2001     Amended:    June 27, 2002

Global Web, Inc.


By s/Brae Burbidge    _________________      __________________
President and Chief Executive Officer

By s/Brae Burbidge    _________________      __________________
Chief Financial Officer