Form 10QSB/A
period 2001-09-30
GLOBAL WEB INC
filed 2002-06-27
CIK 1028379

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

                              GLOBAL WEB, INC.

                  Condensed Consolidated Financial Statements
                             September 30, 2001

                              Global Web, Inc.
                         Consolidated Balance Sheet

                                  ASSETS

                                                      Unaudited      Audited
                                                     September 30, December 31,
                                                        2001          2000

Current Assets:
     Cash                                           $    41,843   $    11,173
     Current portion of Merchant Lease Receivable       385,789       334,471
     Other Receivables                                  124,865           -0-
     Prepaid Expenses                                   322,055       343,220

       Total Current Assets                             874,552       688,864

Property and Equipment:
     Property and Equipment                             430,917       281,242
     Less. Accumulated Depreciation                    (172,539)     (117,472)

       Net Property and Equipment                       258,378       163,770

Other Assets:
     Merchant Acct Lease Receivable net of
     allowance of $527,438 and $422,720 and net
     of current portion                               1,196,525     1,036,409
     Deferred Tax Asset                                  13,012        13,012
     Depository Reserve                                 150,792       112,011
     Deposits                                            13,985        13,985

       Total Other Assets                             1,374,314     1,175,417

       Total Assets                                 $ 2,507,244   $ 2,028,051





















                See accompanying notes to financial statements

                              Global Web, Inc.
                    Consolidated Balance Sheet [Continued]

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


                                                      Unaudited      Audited
                                                     September 30, December 31,
                                                        2001          2000

Liabilities:
Current Liabilities:
     Accounts Payable                               $ 1,016,983   $   650,447
     Payroll Liabilities                                 68,392        54,920
     Accrued Liabilities                                 89,025           -0-
     Deferred Revenue                                 1,221,013     1,990,203
     Line of Credit                                      20,928       273,909
     Notes Payable to related parties                    99,000        45,000
     Current portion of long-term debts                  25,617         9,496

       Total Current Liabilities                      2,540,958     3,023,975

Long-Term Liabilities:
     Bank Loan                                          242,325           -0-
     Leases Payable net of current portion               59,740        20,135
     Notes Payable net of current portion               217,280        50,000

       Total Long-Term Liabilities                      519,345        70,135

       Total Liabilities                              3,060,303     3,094,110

Stockholders' Equity/(Deficit):
     Preferred stock--5,000,000 shares authorized,
     $.001 par value, -0- shares outstanding                -0-           -0-
     Common stock -- 90,000,000 shares authorized,
     $.001 par value; 8,742,600 and 8,687,600
     shares issued and outstanding                        8,876         8,688
     Additional Paid In Capital                         346,890       309,479
     Accumulated Surplus/(deficit)                     (908,825)   (1,384,226)

       Total Stockholders' Equity/(Deficit)            (553,059)   (1,066,059)

       Total Liabilities & Stockholders'
        Equity/(Deficit)                            $ 2,507,244   $ 2,028,051











                See accompanying notes to financial statements

                              Global Web, Inc.
                     Consolidated Statements of Operations
               For the Quarters Ended September 30, 2001 and 2000
                                 Unaudited


                                                        2001          2000

Revenues:
     Monthly Hosting Fees                           $   112,031   $   104,109
     Business Seminar Fees                            2,265,881       779,165
     Telemarketing Sales                                947,974       408,773
     Merchant Account Fee Revenue                        60,000           -0-
     Financing Revenue and Fees                          57,910           -0-

       Total Revenues                                 3,443,796     1,292,047

Expenses:
     Seminar Expenses                                 1,434,212     1,545,816
     Telemarketing Expenses                             463,277       199,915
     General and Administrative Expenses              1,089,693       479,373

       Total Expenses                                 2,987,182     2,225,104

Net Income (Loss) from Operations                       456,614      (933,057)

     Interest Expense                                    (4,814)         (663)

Net Income (Loss) before Taxes                          451,800      (933,720)

     Provision for Income Taxes - Note 2                    -0-      (364,151)

Net Income (Loss)                                   $   451,800   $  (569,569)


Income (Loss) per share                             $      0.06   $     (0.07)
Weighted average shares outstanding                   8,842,267     8,679,500


















                See accompanying notes to financial statements

                              Global Web, Inc.
                    Consolidated Statements of Operations
            For the Nine Months Ending September 30, 2001 and 2000
                                 Unaudited

                                                        2001          2000

Revenues:
     Monthly Hosting Fees                           $    301,104   $   341,228
     Business Seminar Fees                             7,517,514     2,224,229
     Telemarketing Sales                               2,811,147       705,977
     Merchant Account Fee Revenue                        197,184           -0-
     Financing Revenue and Fees                          249,829          (153)

       Total Revenues                                 11,076,778     3,271,281

Expenses:
     Seminar Expenses                                  6,307,080     3,638,815
     Telemarketing Expenses                            1,340,329       342,157
     General and Administrative Expenses               2,915,623     1,166,687

       Total Expenses                                 10,563,032     5,147,659

Net Income (Loss) from Operations                        513,746    (1,876,378)

     Interest Expense                                    (38,346)       (1,884)

Net Income (Loss) before Taxes                           475,400    (1,878,262)

     Provision for Income Taxes - Note 2                     -0-      (732,522)

Net Income (Loss)                                   $    475,400   $ 1,145,740)


Income (Loss) per share                             $       0.06   $     (0.14)
Weighted average shares outstanding                    8,757,489     8,665,056



















                See accompanying notes to financial statements

                              GLOBAL WEB, INC.
                    Consolidated Statements of Cash Flows
              For the Quarters Ended September 30, 2001 and 2000
                                 Unaudited

                                                        2001          2000
Cash Flows From Operating Activities
     Net Income (Loss)                              $   451,800   $  (569,569)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     16,206         9,630
       Loss on Disposal of Equipment                        -0-           -0-
       Bad debt expense                                 576,186           -0-
       Issued stock for services                         26,600        (5,000)
      (Increase) Decrease in accounts receivable       (990,549)      100,751
       Decrease (Increase) in prepaid expenses          190,562      (138,337)
      (Decrease) Increase in current liabilities       (181,092)      208,234
      (Decrease) Increase in deferred revenue          (990,069)      665,227
      (Increase) in deferred tax liability/asset            -0-      (364,151)

         Net Cash Used for Operating Activities        (900,356)      (93,215)

Cash Flows From Investing Activities
     Lease Deposits                                         -0-           -0-
     Merchant reserves                                   16,871        12,086
     Purchases of property and equipment                 (8,565)      (21,511)

         Net Cash Provided by/(Used for)
             Investing Activities                         8,306        (9,425)

Cash Flows From Financing Activities
     Sale of long-term receivables                      860,116           -0-
     Decrease  in line of credit                         (2,722)      (10,236)
     Increase in long term debt                         (14,790)       (2,459)

         Net Cash Provided by/(Used for)
             Financing Activities                       842,604       (12,695)

Net (Decrease) in Cash                                  (49,446)      (115,335)

Beginning Cash Balance                                   91,289        276,318

Ending Cash Balance                                 $    41,843   $    160,983


Supplemental Disclosure Information:
   Cash paid during the quarter for interest        $     4,814   $        663
   Cash paid during the quarter for income taxes    $       -0-   $        -0-







                See accompanying notes to financial statements

                              GLOBAL WEB, INC.
                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2001 and 2000
                                 Unaudited

                                                        2001          2000
Cash Flows From Operating Activities
     Net Income (Loss)                              $   475,400   $(1,145,740)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     55,067        26,834
       Bad debt expense                               1,090,894           185
       Issued stock for services                         37,600        23,000
      (Increase) Decrease in accounts receivable     (3,363,731)       31,824
       Decrease (increase) in prepaid expenses           21,165      (110,245)
       Increase in current liabilities                  469,033       116,040
      (Decrease) Increase in deferred revenue          (769,190)    1,860,381
      (Increase) in deferred tax liability/asset            -0-      (750,002)
         Net Cash (Used for)/Provided by Operating
           Activities                                (1,983,762)       52,277

Cash Flows From Investing Activities
     Lease Deposits                                         -0-        (1,680)
     Merchant reserves                                  (38,781)      (39,876)
     Purchases of property and equipment               (149,675)      (69,563)

         Net Cash Used for Investing Activities        (188,456)     (111,119)

Cash Flows From Financing Activities
     Sale of long-term receivables                    1,936,538           -0-
    (Decrease) Increase in line of credit              (252,982)       15,872
     Increase (Decrease) in long term debt              519,332        (8,229)

         Net Cash Provided by Financing Activities    2,202,888         7,643

Net Increase (Decrease) in Cash                          30,670       (51,199)

Beginning Cash Balance                                   11,173       212,182

Ending Cash Balance                                 $    41,843   $   160,983


Supplemental Disclosure Information:
   Cash paid during the year for interest           $    38,346   $     1,884
   Cash paid during the year for income taxes       $       -0-   $    17,435










                See accompanying notes to financial statements

                              GLOBAL WEB, INC.
              Notes to Condensed Consolidated Financial Statements
                             September 30, 2001

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

                              GLOBAL WEB, INC.
       Notes to Condensed Consolidated Financial Statements (Continued)
                             September 30, 2001

NOTE 3     REVENUE RECOGNITION (Continued)

Deferral of these revenues and expenses has the following effect on the financial statements of the Company:

                       Current Quarter   2001 YTD   2000 Quarter   2000 YTD

Revenues                $ 1,133,832    $   777,321   $ (792,728) $(1,484,646)
Commission Expenses        (143,762)        (8,130)     127,501      281,743
Income Tax Expense         (386,127)      (299,984)     259,439      469,132
Net Income                  603,943        469,207     (405,788     (740,771)
Deferred Revenue        $  (990,070)   $ 1,221,013   $  665,227  $ 1,868,139

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

NOTE 5     RELATED-PARTY TRANSACTION

The Company has entered into transactions with another entity that is owned by a major shareholder. The Company purchases mailing lists from the related party. In January 2001 a change was made in the compensation arrangement whereby the lists are paid for by a combination of common stock and cash. The liability for the issuance of common stock is recorded in long-term Notes Payable pending actual issuance of the stock. For the nine months ending September 30, 2001 this amount was valued at $217,280. In January 2001, this related party loaned $34,000 to the Company to provide working capital. The principal plus annual interest at 10% is due on demand, and is unsecured.

NOTE 6  SALE OF LEASE RECEIVABLE CONTRACTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The tragic events of September 11, 2001 have had a far reaching and profound effect on the U.S economy, the populace, and on us. We are aware of the difficulties and losses others have suffered and we, as a company, express our regrets and extend our sympathy.

  The events of September 11 have significantly impacted our marketing results. Our marketing efforts met with limited success and our sales were lower than what we anticipated or expected. For the three month period ended September 30, 2001, we had revenues of $3,443,796 compared to revenues of $1,292,047 for the same period a year earlier for an increase of $2,151,749. $1,926,560 of this increase is attributable to the deferral and later recognition of revenues which we collected in prior periods that include a significant servicing obligation. Included in our revenues are lease receivables which provide for monthly payments over a term of forty-eight months. On our financial statements we recognize the discounted value of the leases as revenues; yet the actual payments are received over the forty-eight month term. Also, the discounted value is reduced by a contingency reserve of twenty-five per cent. The reserve is based on estimates and our actual experience may vary from the estimates.

   During the quarter our net income was $451,800 compared to a loss(after taxes) of $(569,569) for an increase of $1,023,369. The fact that revenues were up over $2 million but net income only increased by $1 million is attributable to the events of September 11, 2001, in part, and to other factors, such as fewer sales opportunities and increased sales resistance. Also our revenues have not increased as rapidly as our costs. During the current period expenses were $2,987,182 compared to $2,225,104 for the same period a year earlier. Comparatively expenses increased $762,078. Expenses were higher compared to revenues because of increased marketing costs, higher postage costs, and increased costs for print advertising. Our past revenues may not continue in the future and future operations may generate less revenues than current operations.

   For the nine-month period ended September 30, 2001, we had revenues of $11,076,778 compared to $3,271,281 for the same period a year earlier for an increase of $7,805,497. Our expenses were $10,563,032 compared to $5,147,659 for an increase of $5,415,373. Proportionately our costs are increasing more than our revenues. Net income after taxes was $475,400 compared to a loss of $(1,145,740) for an increase of $1,621,140. The increase in net income is attributable to the recognition of revenue from 2000 during 2001 offset by our higher costs and increase in expenses.

  As of September 30, 2001, our total assets were $2,507,244 compared to $2,028,051 as of December 31, 2000, for an increase of $471,193. Assets increased primarily because of an increase of $211,434 in Merchant Lease Receivables combining the current portion and long-term receivables. As of September 30, 2001, current liabilities were $2,540,958 compared to $3,023,975 as of December 31, 2000. As of the period end accounts payable were $1,016,983 compared to $650,447 as of December 31, 2000. Accounts payable increased because of increased marketing activities and the corresponding increase in expenses. The accounts payable increase is also attributable to the decrease in working capital caused by our internal financing of the Merchant Leases and the increase in expenses. The single biggest component of current liabilities is our deferred revenues. They decreased from $1,990,203 at December 31, 2000 to $1,221,013 at September 30. This balance represents revenues which have already been collected but which must be deferred over the time for which a servicing obligation exists. As of September 30, 2001, long-term liabilities were $519,345 compared to $70,135 as of December 31, 2000. This increase is attributed to three causes. First, in June, the Company converted its line of credit with Key Bank to a term loan payable over three years. Second, the Company entered into leases to provide new equipment and furnishings. Third, through an arrangement with a related party to pay for mailing lists through a combination of cash and stock we have recorded the amount payable in stock as a long-term note payable until the stock is issued. The increase in accounts payable and restructuring of our debt instruments indicates that our cash flows are insufficient to adequately fund our current expenses and liabilities. We are evaluating different alternatives to augment working capital, including but not limited to, loans, selling equity and sale of Merchant Leases on a discounted basis. In addition, we are attempting to reduce expenses and costs. Recently we reduced the number of employees and have curtailed our marketing activities for the near term. Shareholders' equity as of September 30, 2001 was $(553,059) compared to $(1,066,059) as of December 31, 2000, for an increase of $513,000 or approximately forty-eight per cent (48%). We are dependent upon future sales and maintaining subscribers to fund our operations. Our primary objective is to increase the number of subscribers, the number of Merchant Leases, profits and revenues. Presently we have approximately 4,000 active subscribers. The number of subscribers is subject to change and fluctuation because of cancellations. As of September 30, 2001, our current ratio was 0.34 compared to 0.23 as of December 31, 2000.

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

Item 2. Changes in Securities.

   In July 2001 we filed a registration on Form S-8 to register 40,000 for two selling shareholders who were consultants to us. In addition, in July 2001 we issued 83,000 shares of common stock as bonuses to certain employees. Also, in August 2001 our Board of Directors authorized the issuance of 50,000 shares of restricted common stock to a person who had sold and provided names on a discount basis. Management believes that the issuance of the 50,000 shares and the savings in expenses were beneficial to us. Also, in October we authorized the issuance of a total of 430,000 shares of our common stock to employees, a consultant, and a director as fees, compensation, and incentives. We issued an additional 100,000 shares of our common stock in October 2001 to two individuals who previously worked as independent contractors in connection with our seminars.

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

   During the quarter we continued to have a third party provide web hosting and web site making services to our new customers. We believe that the results are beneficial to us. Because we sell a third party's services we recognize the income from the sales immediately in our financial statements. Our income for the third quarter is $979,964 higher than it would have been if we had not made the change. We are not adding to our own customer base so the revenues from that source may erode over time. Additionally, we will not receive revenues from the web hosting activities. We feel that this is acceptable because we will also not have the accompanying service obligations. We are in discussions regarding details of our relationship with the provider and the terms and conditions have not been determined. For the near term the provider will receive the monthly hosting fees for all accounts it services.

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

  In September 2000 we entered into an agreement with Elite Payment Systems LC, a Utah limited liability company. Under the agreement Elite was to provide access and assistance in the processing the applications for merchant accounts for our customers. Elite was to pay us one-half of the monthly profits from the merchant accounts. In July 2001, we received notice from Elite that it claimed we had breached the contract and demanded a performance audit. We have denied any breach and advised Elite we were ready to proceed with the audit. Also, we notified Elite that it was in breach of the agreement because primarily it failed to make proper payments to us when due. In addition, we made demands for funds that Elite has not paid us and for funds we paid Elite based on misrepresentations. When Elite failed to cure the breaches of the Agreement pursuant to the terms of the Agreement, we elected, after proper notice was given, to terminate the Agreement and gave notice to Elite of the termination. Elite informed us that it terminated the Agreement.

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

Date   November 13, 2001    Amended:    June 27, 2002

Global Web, Inc.


By s/Brae Burbidge    _________________     __________________
President and Chief Executive Officer

By s/Brae Burbidge    _________________     __________________
Chief Financial Officer