Form 10QSB
period 2002-06-30
GLOBAL WEB INC
filed 2002-08-26
CIK 1028379

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	Quarterly Report Under Section 13 or 15(d)
	Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002


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


As of June 30, 2002, Registrant had 9,305,600 shares of common stock, par value of $.001 per share, issued and outstanding.








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

   In our opinion, we have made all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of our operations from January 1, 2002 through June 30, 2002 and from April 1, 2002 through June 30, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

























































GLOBAL WEB, INC.

Condensed Consolidated Financial Statements
June 30, 2002



Global Web, Inc
Consolidated Balance Sheet

                                               Unaudited            Audited
                                             June 30, 2002   December 31, 2001

                                     ASSETS

Current Assets:
  Cash - Note                                 $     6,756        $    30,237
  Accounts Receivable                                  -0-             1,015
  Current portion of Merchant Lease Receivable    416,162            423,808
                                                ---------          ---------
     Total Current Assets                         422,918            455,060

Property and Equipment:
  Property and Equipment                          356,039            356,040
  Less. Accumulated Depreciation                 (169,680)          (143,407)
                                                ---------          ---------
     Net Property and Equipment                   186,359            212,633

Other Assets:
  Merchant Acct Lease Receivable net of
  allowance of $780,204 and $865,595 and
  net of current portion                          306,030            490,379
  Depository Reserve                               16,754             85,000
  Deposits                                         13,985             13,985
                                                ---------          ---------
     Total Other Assets                           336,769            589,364
                                                ---------          ---------
     Total Assets                             $   946,046        $ 1,257,057
                                                =========          =========























              See the accompanying notes to financial statements


                                 Global Web, Inc.
                       Consolidated Balance Sheet [Continued]

                                             June 30, 2002   December 31, 2001
                                                Unaudited           Audited

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Current Liabilities:
  Accounts Payable                            $ 1,229,155        $ 1,063,450
  Payroll Liabilities                             134,911            113,073
  Accrued Liabilities                              17,900             57,594
  Deferred Revenue                                 29,283            468,021
  Income Tax Payable                                  100                100
  Line of Credit                                   19,475             20,333
  Notes Payable to related parties                106,900            110,000
  Current portion of long-term debts               84,906             91,412
                                                ---------          ---------
     Total Current Liabilities                  1,622,630          1,923,983

Long-Term Liabilities:
  Notes Payable net of current portion             44,713            222,911
  Leases Payable net of current portion            48,413             58,350
                                                ---------          ---------
     Total Long-Term Liabilities                   93,126            281,261
                                                ---------          ---------
     Total Liabilities                          1,715,756          2,205,244

Stockholders' Deficit:
  Preferred stock--5,000,000 shares
  authorized, $.001 par value, -0- shares
  outstanding                                         -0-                -0-
  Common stock -- 90,000,000 shares
  authorized, $.001 par value; 9,305,600
  shares issued and outstanding                     9,306              9,306
  Additional Paid In Capital                      432,460            432,460
  Accumulated Deficit                          (1,211,476)        (1,389,953)
                                                ---------          ---------
    Total Stockholders' Deficit                  (769,710)          (948,187)
                                                ---------          ---------
    Total Liabilities & Stockholders' Deficit $   946,046        $ 1,257,057
                                                =========          =========














             See the accompanying notes to financial statements

                                 Global Web, Inc.
                      Consolidated Statements of Operations
                  For the Quarters Ended June 30, 2002 and 2001
                                    Unaudited

                                                    2002               2001

Revenues:
  Monthly Hosting Fees                        $    68,021        $   140,878
  Business Seminar Fees                           120,235          2,300,157
  Telemarketing Sales                              18,580          1,212,195
  Merchant Account Fee Revenue                     13,053            109,430
  Financing Revenue and Fees                       24,749             56,009
                                                ---------          ---------
Total Revenues                                    244,638          3,818,669

Expenses:
  Seminar Expenses                                  5,583          1,782,227
  Telemarketing Expenses                           60,600            554,677
  General and Administrative Expenses             239,723            802,005
                                                ---------          ---------
Total Expenses                                    305,906          3,138,909
                                                ---------          ---------
Net (Loss) Income from Operations                 (61,268)           679,760

  Interest Expense                                 (7,424)           (23,448)
                                                ---------          ---------
Net (Loss) Income before Taxes                    (68,692)           656,312

  Provision for Income Taxes                          -0-                -0-
                                                ---------          ---------
Net (Loss) Income before Extraordinary Items      (68,692)           656,312

  Gain from Debt Restructuring net of tax           7,412                -0-
                                                ---------          ---------
Net (Loss) Income                             $   (61,280)       $   656,312
                                                =========          =========
Earnings per common share:
(Loss)Income before extraordinary items       $     (0.01)       $      0.08
Extraordinary item                                   0.00               0.00
                                                ---------          ---------
Net (Loss) Income                             $     (0.01)       $      0.08
                                                =========          =========
Weighted average shares outstanding             9,305,600          8,742,600












                 See the accompanying notes to financial statements


                                 Global Web, Inc.
                       Consolidated Statements of Operations
                  For the Six Months Ending June 30, 2002 and 2001
                                    Unaudited

                                                   2002              2001

Revenues:
  Monthly Hosting Fees                        $   148,069        $   189,073
  Business Seminar Fees                           363,150          5,251,632
  Telemarketing Sales                             324,402          1,863,173
  Merchant Account Fee Revenue                     13,313            137,184
  Financing Revenue and Fees                       49,366            191,919
                                                ---------          ---------
Total Revenues                                    898,300          7,632,981

Expenses:
  Seminar Expenses                                 11,134          4,872,868
  Telemarketing Expenses                          215,766            877,051
  General and Administrative Expenses             487,726          1,825,930
                                                ---------          ---------
Total Expenses                                    714,626          7,575,849
                                                ---------          ---------
Net Income from Operations                        183,674             57,132

  Interest Expense                                (13,852)           (33,532)

  Legal Settlement                                (11,674)               -0-
                                                ---------          ---------
Net Income before Taxes                           158,148             23,600

  (Benefit) Provision for Income Taxes               (726)               -0-
                                                ---------          ---------
Net Income before Extraordinary Items             158,874             23,600

  Gain from Debt Restructuring net of tax          19,603                -0-
                                                ---------          ---------
Net Income                                    $   178,477        $    23,600
                                                =========          =========
Earnings per common share:
Income before extraordinary items             $      0.02        $      0.01
Extraordinary item                                   0.00               0.00
                                                ---------          ---------
Net Income                                    $      0.02        $      0.01
                                                =========          =========
Weighted average shares outstanding             9,305,600          8,715,100











                 See the accompanying notes to financial statements

                                 GLOBAL WEB, INC.
                       Consolidated Statements of Cash Flows
                    For the Quarter Ended June 30, 2002 and 2001
                                    Unaudited

                                                    2002               2001
Cash Flows From Operating Activities
Net (Loss) Income                              $  (61,280)       $   656,312
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization                    13,137             16,223
  Loss on Disposal of Equipment                       -0-                -0-
  Bad debt expense                                 18,022            145,566
  Gain from Debt Restructuring net of tax          (7,412)               -0-
  Issued stock for services                           -0-             11,000
  (Increase) in accounts receivable               (42,240)        (1,236,129)
  (Increase) in prepaid expenses                      -0-           (180,545)
  Increase (decrease) in current liabilities      110,510             (2,751)
  (Decrease) in deferred revenue                  (49,205)          (702,943)
                                                ---------          ---------
Net Cash (Used for) Operating Activities          (18,468)        (1,293,267)

Cash Flows From Investing Activities
  Merchant reserves                                (6,755)           (13,204)
  Purchases of property and equipment                 -0-            (21,184)
                                                ---------          ---------
Net Cash Used for Investing Activities             (6,755)           (34,388)

Cash Flows From Financing Activities
  Sale of long-term receivables                   212,729          1,341,847
  Increase in line of credit                          489                180
  (Decrease) increase in long term debt          (183,243)            37,675
                                                ---------          ---------
Net Cash Provided by Financing Activities          29,975          1,379,702
                                                ---------          ---------
Net Increase in Cash                                4,752             52,047

Beginning Cash Balance                              2,004             39,242
                                                ---------          ---------
Ending Cash Balance                           $     6,756        $    91,289
                                                =========          =========
Supplemental Disclosure Information:
   Cash paid during the year for interest     $     7,424        $    23,448
   Cash paid during the year for income taxes $       -0-        $       -0-













                 See the accompanying notes to financial statements

                                 GLOBAL WEB, INC.
                        Consolidated Statements of Cash Flows
                   For the Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                    2002               2001
Cash Flows From Operating Activities
Net Income                                    $   178,477       $     23,600
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization                    26,274             38,861
  Bad debt expense                                 23,509            514,709
  Gain from Debt Restructuring net of tax         (19,603)               -0-
  Issued stock for services                           -0-             11,000
  (Increase) in accounts receivable               (43,228)        (2,712,479)
  (Increase) in prepaid expenses                      -0-           (169,398)
  Increase in current liabilities                 167,452            650,125
  (Decrease) increase in deferred revenue        (438,739)           220,879
                                                ---------          ---------
Net Cash (Used for) Operating Activities         (105,858)        (1,422,703)

Cash Flows From Investing Activities
  Merchant reserves                                68,246            (55,651)
  Purchases of property and equipment                 -0-           (141,110)
                                                ---------          ---------
Net Cash Used for Investing Activities             68,246           (196,761)

Cash Flows From Financing Activities
  Sale of long-term receivables                   212,729          1,415,719
  (Decrease) Increase in line of credit              (858)              (260)
  Increase in long term debt                     (197,740)           284,121
                                                ---------          ---------
Net Cash Provided by Financing Activities          14,131          1,699,580
                                                ---------          ---------

Net Increase (Decrease) in Cash                   (23,481)            80,116

Beginning Cash Balance                             30,237             11,173
                                                ---------          ---------

Ending Cash Balance                           $     6,756       $     91,289
                                                =========         ==========
Supplemental Disclosure Information:
   Cash paid during the year for interest     $    13,852       $     33,532
   Cash paid during the year for income taxes $       -0-       $        -0-












                 See the accompanying notes to financial statements




GLOBAL WEB, INC.
	Notes to Condensed Consolidated Financial Statements
	June 30, 2002

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

NOTE 4  SUBSEQUENT EVENT

In August, 2002, American Express, one of our major creditors, filed suit seeking damages from us in the amount of $259,143. This amount has previously been recorded in our accounts payable balance.

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




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

     During the quarter ended June 30, 2002, we had revenues of $244,638 compared to $3,818,669 for the same period a year earlier and a net loss of $(61,280) compared to a net income of $656,312 in the previous year for a decrease of $717,592. Revenues decreased by $3,574,031 because we ceased conducting seminars in October 2001. We have only limited activities to generate revenues. Our primary sources of revenue were the deferred revenues from earlier sales and ongoing monthly hosting billings.

     For the six months ended June 30, 2002, we had revenues of $898,300 compared to $7,632,981 for the same period a year earlier and a net income of $178,477 compared to a net income of $23,600 for an increase of $154,877. Revenues decreased by $6,734,681.

     A portion of our net income for 2002 was derived from extraordinary items resulting from negotiations with some of our major creditors to reduce the balance owed to them.

     Our expenses decreased by $2,833,003 from $3,138,909 to $305,906 because our marketing activities were minimal during the quarter. We have made additional cuts in our staff in an effort to control costs.

     For the six-month period expenses were $714,626 compared to $7,580,944, a reduction of $6,866,318.

  Total assets as of June 30, 2002 were $946,046 compared to $1,257,057 as of December 31, 2001 for a decrease of $311,011. The two main factors causing this reduction were receiving funds from a merchant account reserve and the fact that we sold a large portfolio of leases to a funding source to pay off a substantial portion of our bank debt.

Current liabilities decreased by $301,353 from $1,923,983 as of December 31, 2001 to $1,622,630 primarily because of the recognition of deferred revenues. Accounts payable during the period increased by $165,704 from $1,063,450 to $1,229,154 because of decreased cash flow. In November we entered into an agreement with a debt management company to work with our major creditors in an attempt to restructure our debt. As of June 30, we had realized a savings of $19,603 from this effort with additional reductions pending. These debt reductions are reported as extraordinary items in the income statement. As stated above we paid a substantial portion of our Notes Payable in April. Total liabilities as of June 30, 2002 decreased $489,488 from $2,205,244 to $1,715,756.

As of June 30, 2002, our current ratio was 0.26 compared to .24 as of December 31, 2001.

Our accumulated deficit as of June 30, 2002 is $1,211,476 and we have had significant negative cash flow from operations resulting in a working capital deficiency. Our inability to achieve a level of profitable operations or additional financing impact our ability to continue as we are presently organized. These factors raise substantial doubt about our ability to continue as a going concern.

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



  In addition, we were named as a defendant in a matter captioned Godfrey Trucking, Inc., v. Global Web, Inc. Civil No. 010911676, filed in the Third Judicial District Court, Salt Lake County, State of Utah. Judgment was entered and we are making monthly payments and still owe a balance of approximately $3.600.

  We were named as a defendant in a matter captioned Precision Litho, Inc., v. Global Web, Inc., Civil No. 010919327, filed in the Third Judicial District Court, Salt Lake County, State of Utah. Plaintiff is seeking relief in the amount of $112,476.30. We are defending this matter. The plaintiff filed a Motion For Summary Judgment which was granted as to liability.

  In a matter captioned Media Source, Inc. v. Global Web, Inc., the Plaintiff is seeking $155,870. The Company has filed a counterclaim and is vigorously defending this claim.

  In August 2002, American Express Company filed a suit captioned American Express Travel Related Services, Inc. v. Global Web, Inc., Civil No. 020907274 seeking damages of $259,143.09 from the company.

Item 2. Changes in Securities.
   None.

Item 3. Defaults upon Senior Securities.
   None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
   None.

Item 5. Other Information.

     Much has happened in the year since September 11 that has had a significant negative impact on our company. The seminars that were the backbone of our business had to be discontinued due to poor attendance and logistical challenges that couldn't be surmounted. Consequently, we have been unable to add new customers to our hosting base. The merchant account leasing activities have likewise suffered. We have been unable to develop an alternative marketing method to replace our previous efforts. We have been taking steps to reduce our expenses by continuing to cut staff and to seek alternate funding sources to assist us with cash flow. Brae Burbidge has resigned as president and CEO to pursue other activities.

Item 6. Exhibits and Reports on Form 8-K.
	A. EXHIBITS
No.   Description
3(i)  Articles of Incorporation-filed on August 11, 1999.
 (ii) Amendments to Articles of Incorporation-filed on August 11, 1999.
 (iii)Bylaws-filed on August 11, 1999.
10  Stock Purchase Agreement-filed on August 11, 1999.
21  Subsidiary of the Registrant-filed on September 24, 1999.
	B. Reports on Form 8-K.
On February 28, 2002 we filed a report on form 8-K to disclose certain matters.



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Web, Inc.(the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lee E. Burbidge, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Lee E. Burbidge		________________
Lee E. Burbidge
Chief Executive Officer and Chief Financial Officer
August 19, 2002






Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   August 19, 2002

Global Web, Inc.


By s/Lee Burbidge
President and Chief Executive Officer

By s/Lee Burbidge
Chief Financial Officer